Form 10QSB
period 2006-08-31
Smokers Lozenge Inc
filed 2006-10-13
CIK 1367617

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 ________________ FORM 10-QSB ________________

| X |  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2006

|    |   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to Commission file number 000-52207 ________________

SMOKERS LOZENGE INC.

(Exact name of small business issuer as specified in its charter)
________________

NEVADA
(State or other jurisdiction of	(IRS employer
incorporation or organization)	Identification No.)

610-1112 West Pender Street, Vancouver, BC, V6E2S1, Canada

(Address of principal executive offices)

604-697-8899 (Issuer’s telephone number) ________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  | X |    No |    |

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  |    |   No | X |

As of August 31, 2,200,000 shares of the issuer’s Common Stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format   Yes  |    |   No  | X |

Item 1. FINANCIAL STATEMENTS

SMOKERS LOZENGE INC. Financial Statements AUGUST 31, 2006

SMOKERS LOZENGE INC.
BALANCE SHEETS
	August 31, 2006	May 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$2,896	$ 9,225
Total Assets	$2,896	$ 9,225
LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities:
Accounts payable	$4,000	-
Taxes Payable	300	300
Total Liabilities	$ 4,300	300
Stockholders’ Equity:
Common stock: authorized 200,000,000 shares of $0.001 par value;
issued and outstanding, 2,200,000 shares	2,200	2,200
Capital in excess of par value	4,500	4,500
Retained Earnings (Deficit)	(8,104)	2,225
Total Stockholder’s Equity (Deficit)	(1,404)	8,925
Total Liabilities and Stockholders’ Equity	$2,896	$ 9,225

These accompanying notes are an integral part of these financial statements.

SMOKERS LOZENGE INC. STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended August 31,
	2006	2005
Revenue	$1,035	$ -
Cost of Goods Sold	-	-
Gross Profit	1,035	-
Expenses:
Selling and Administrative Expenses	11,364	-
Operating loss	(10,329)	-
Provision for income taxes	-	-
Net loss	$ (10,329)	$ -
Loss Per Share -
Basic and Diluted	$ -	$ -
Weighted average
number of shares	2,200,000	-
Outstanding

The accompanying notes are an integral part of these financial statements.

SMOKERS LOZENGE INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended August 31,
	2006	2005
CASH FLOWS FROM OPERATIONS:
Net Loss	$ (10,329)	$ -
Changes not requiring the outlay of cash:
Increase in accounts payable	4,000	-
Net Cash Consumed by Operating Activities	(6,329)	-

Net decrease in cash	(6,329)	-
Cash balance, beginning of period	9,225	-
Cash balance, end of period	$ 2,896	$ -

These accompanying notes are an integral part of these financial statements

SMOKERS LOZENGE INC. NOTES TO FINANCIAL STATEMENTS AUGUST 31, 2006

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Smokers Lozenge Inc. (“the Company”) as of August 31, 2006 and for the three month periods ended August 31, 2006 and 2005, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the quarter ended August 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2007.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2006.

2. COMMENCEMENT OF OPERATION

There was no activity during the three months ended August 31, 2005, as the Company did not commence operations until September 26, 2005.

3. SUPPEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented.

4. CONTINGENCY The Company does not carry insurance.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

·	general economic and business conditions, both nationally and in our markets,

·	our expectations and estimates concerning future financial performance, financing plans and the impact of competition,

·	our ability to implement our growth strategy,

·	anticipated trends in our business,

·	advances in technologies, and

·	other risk factors set forth herein.

In addition, in this report, we use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify forward-looking statements.

Smokers Lozenge Inc. (“SLI” or the “Company”) undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this prospectus. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

History

The Company was incorporated in the State of Nevada on September 27, 2004 as “Asia Projects Corporation”, for the purpose of distributing health supplements worldwide. On May 9, 2006 we changed our name to “Smokers Lozenge Inc.”.

On September 30, 2005, we issued 1,700,000 shares for incorporation and related costs valued at $ 1,700. Prior to this share issuance, we had no business activities, assets, liabilities, or equity.

On April 2, 2006, we entered into a distribution agreement with United, with its corporate office in Taiwan, pursuant to which we were granted the distribution rights to distribute the Lozenge, a health supplement targeted to first and second hand smokers and ex-smokers. The agreement entitles us to market and sell the Lozenge on an exclusive basis worldwide and on a non-exclusive basis in China. for a term of 10 years with automatic successive renewals of five-year periods.

There are no terms which determine whether the distribution agreement will or will not be renewed; however; the distribution agreement may be terminated if at any time either party commits a material breach of this Agreement and fails to correct such default within 90 days from mailing of a notice to do so by the other party, or both parties consent in writing to have the agreement terminated. Please refer to Exhibit 10.2 –Distribution Agreement.

The Lozenge is made entirely from natural herbs and is to be taken orally as a health supplement. The Lozenge is made from the following ingredients and relieves coughing caused by excessive smoking, eradicates phlegm, and possibly prevents further damage to the lungs caused by excessive smoking or exposure to second hand smoke:

·	Sangenone	15%
·	Hesperidin	15%
·	Glycyrrhizic acid	30%
·	Amygdalin	18%
·	Citric acid	22%

On April 21, 2006, 26 of our shareholders paid $ 5,000 to acquire 500,000 of our common shares at $0.01 per share. Of this total, 200,000 shares were purchased by our President, Dudley Delapenha.

On May 8, 2006, we entered into a Sub Distribution Agreement with Pacific of Vancouver, British Columbia. Pursuant to the terms of the agreement, Pacific has been granted the right to market and sell the Lozenge throughout British Columbia, on a non-exclusive basis. The agreement is for one year with automatic renewals on a yearly basis. The agreement may be terminated with a 90 days advance written notice by either party.

Plan of Operation

Our target market are existing smokers, people who have smoked for varying periods and no longer indulge, and people who never smoked but have had prolonged exposure to second hand tobacco smoke.

Our marketing strategy will comprise of:

  Internet sales through our website (www.smokerslozenges.com)
  Sales through sub-distributors

Internet sales:

Although the target market for our Lozenge is limited to smokers, our sales via the internet will compete directly with other herbal food supplement market, however, the Lozenge is marketed specific to symptoms from smoking.

We intend to market our website through online community websites and by advertising in health trade magazines. The more traffic our website receives, the higher our website is placed in rankings on various search engines.

We are in the process of preparing promotional materials and we expect to launch the marketing of our website within the next 2 months.

Sub Distributors:

Efforts are underway to market the product in the Region, specifically Canada and the Caribbean through the appointment of sub-distributors. We are currently in negotiations with interested parties; however, we have not yet finalized any distribution agreements. Pacific is our only sub-distributor, with non-exclusive rights in British Columbia.

Our efforts to appoint sub distributors consist of contacting health supplement suppliers or companies in the business of importing/exporting. We do not have any history of contacts in these industries and all our marketing efforts in securing potential sub distributors will be obtained through our own market research through the internet, trade magazines, and attendance at trade shows.

Results of Operations

             Three months ended August 31, 2006, compared to three months ended August 31, 2005.

Revenues

We generated revenues for the three months ended August 31, 2006, 2005 of $ 1,035 and $ nil, respectively. Sales generated were from introductory packages to three potential sub-distributors. To date we have not signed any further distribution agreements.

We are currently in negotiations with two other potential sub-distributors. If we are able to conclude sub-distribution agreements with these parties, we expect to generate and maintain sales levels of approximately $ 25,000 per year, $ 5,000 generated from each potential sub distributor.

Until we have launched a marketing plan to expose our website in various avenues such as health trade magazines, online communities specific to health/herbal products, etc, we expect all of our sales to be generated through Pacific and other sub distributors when they are appointed. Therefore we cannot estimate the percentage of sales generated through our website. We have not made any sales through our website to date.

We are currently under negotiation with multi level marketing representatives to expose the Lozenge to the appropriate sales network. We expect to finalize these negotiations by the end of the year.

Cost of sales

There were no costs of goods sold as we received approximately 4,000 Lozenges at no charge upon signing the exclusive distribution agreement with United, of which a portion was sold during the fiscal 2006 year. This was a one time benefit and we do not expect to receive this benefit when this supply has been depleted.

Expenses

Our selling and administrative expenses consist of $ 7,364 for consulting fees of $ 4,000 paid to our filing agent for edgar filing and related fees, $ 1,196 for website construction costs and $ 4,000 accrued for audit costs. The remaining were costs incurred for travel to eastern Asia for the purpose of appointing sub-distributors. We are in negotiations with potential sub-distributors however have not finalized an agreement to date.

We expect to incur approximately $ 13,000 in travel costs during the fiscal year ended May 31, 2007 for the purpose of travel to targeted countries in the Region.

Liquidity and Capital Resources

As of August 31, 2006, we had a negative working capital of $ 1,404. Over the next 12 months, we will require approximately $ 17,000 to sustain our working capital needs as follows:

Travel	$ 13,000
Legal & Accounting	2,000
Office expenses	2,000
Total	$ 17,000

Sources of capital:

We expect our revenues generated to absorb these costs if we obtain further sub-distributors; however, if additional capital is needed, we will explore financing options such as shareholder loans. Shareholder loans will be without stated terms of repayment, with interest at the rate of 6% per annum. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. Shareholders loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

Item 3.   CONTROLS AND PROCEDURES

            (A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer/Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Chief Executive Officer/Chief Accounting Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.

             (B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s first fiscal quarter ended August 31, 2006, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6.
A)	Exhibits

Exhibit Number		Description
3.1		Certificate of Incorporation, dated September 27, 2004 (1)
3.2		Articles of Incorporation, dated September 27, 2004 (1)
3.3		Certificate Amending Articles of Incorporation dated May 9, 2006 (1)
3.4		Bylaws, effective September 27, 2004 (1)
10.2		Distribution Agreement with United Overseas Products Pty Ltd. dated April 2, 2006(1)
10.3		Sub Distributor Agreement with Pacific Health Products Company dated May 8, 2006 (1)
31.1		CEO, CAO Section 302 Certification
32.1		CEO, CAO Section 906 Certification
(1)	Incorporated by reference from our Form SB-2 that was originally filed with the SEC on August 2, 2006.

B)	Reports on Form 8-K
None

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SMOKERS LOZENGE INC.
Date: October 12, 2006
/s/ Dudley Delapenha
By:
Dudley Delapenha
President, CEO, CAO, Secretary and Director