Form 10QSB
period 2006-11-30
Smokers Lozenge Inc
filed 2007-01-12
CIK 1367617

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 ________________ FORM 10-QSB ________________

| X |  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2006

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

As of November 30, 2006, 2,200,000 shares of the issuer’s Common Stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes |    | No | X |

Item 1. FINANCIAL STATEMENTS

SMOKERS LOZENGE INC. Financial Statements November 30, 2006

SMOKERS LOZENGE INC.
BALANCE SHEETS

	November 30, 2006	May 31, 2006
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$ 182	$ 9,225

Total Assets	$ 182	$ 9,225

LIABILITIES AND SHAREHOLDER’S EQUITY

Current Liabilities:
Notes payable	2,000	-
Taxes payable	300	300
Total Current Liabilities	2,300	300

Stockholders’ Equity:
Common stock: authorized 200,000,000 shares of $0.001 par value;
issued and outstanding, 2,200,000 shares	2,200	2,200
Capital in excess of par value	4,500	4,500
Retained Earnings (Deficit)	(8,818)	2,225
Total Stockholder’s Equity	(2,118)	8,925

Total Liabilities and Stockholders’ Equity	$ 182	$ 9,225

These accompanying notes are an integral part of these financial statements.

SMOKERS LOZENGE INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,		Six Months Ended November 30
	2006	2005	2006	2005
Revenue	$(460)	$-	$ (1,495)	$-
Cost of Sales	-	-	-	-
Gross Profit	(460)	-	(1,495)	-

Expenses:
Selling and Administrative Expenses	1,174	-	12,538	1,700
Operating Income (Loss)	(714)	-	(11,043)	(1,700)

Provision for Income Taxes:

Current Provision	-	-	-	-
Net loss for the period	(714)	-	$ (11,043)	(1,700)

Loss Per Share -
Basic and Diluted	$ -	$ -	$ -	$ -

Weighted average
number of shares
Outstanding	2,200,000,	1,133,333	2,200,000	566,667

The accompanying notes are an integral part of these financial statements.

SMOKERS LOZENGE INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended November 30,
	2006	2005
CASH FLOWS FROM OPERATIONS:
Net Loss	$ (11,043)	$ (1,700)
Changes not requiring the outlay of cash:
Issuance of common shares for services		1,700
		-
Net Cash Consumed by Operating Activities	(11,043)	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in notes payable	2,000	-

Net Cash Provided by Financing Activities	2,000	-

Net decrease in cash	(9,043)	-
Cash balance, beginning of period	9,225	-

Cash balance, end of period	$ 182	$ -

These accompanying notes are an integral part of these financial statements

SMOKERS LOZENGE INC. NOTES TO FINANCIAL STATEMENTS NOVEMBER 30, 2006

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Smokers Lozenge Inc. (“the Company”) as of November 30, 2006 and for the three and six month periods ended November 30, 2006 and 2005, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the six month period ended November 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2007.

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

2. Commencement of Operation

The Company did not commence operations until September 26, 2005.

3.          SUPPLEMENTAL CASH FLOWS INFORMATION

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

The term of the agreement is 10 years, with automatic successive renewals of five year periods. There are no terms which determine whether the distribution agreement will or will not be renewed; however; the distribution agreement may be terminated if at any time either party commits a material breach of this Agreement and fails to correct such default within 90 days from mailing of a notice to do so by the other party, or both parties consent in writing to have the agreement terminated. Please refer to Exhibit 10.2 –Distribution Agreement.

The Lozenge is made entirely from natural herbs and is to be taken orally as a health supplement. The Lozenge is made from the following ingredients and relieves coughing caused by excessive smoking, eradicate phlegm, and possibly prevent further damage to the lungs caused by excessive smoking or exposure to second hand smoke:

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

Our efforts to appoint sub distributors consist of contacting health supplement suppliers or companies in the business of importing/exporting. We do not have any history of contacts in these industries and all our marketing efforts in securing potential sub distributors will be obtained through our own market research through the internet, trade magazines, and attendance at trade shows. To date we have not secured further sub distributors.

Results of Operations

Six months ended November 30, 2006, compared to six months ended November 30, 2005.

Revenues

We generated revenues for the six months ended November 30, 2006, 2005 of $ 1,495 and $ nil, respectively. Sales generated were from introductory packages to potential sub-distributors. To date we have not signed any further distribution agreements.

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

We are currently under negotiation with multi level marketing representatives to expose the Lozenge to the appropriate sales network. We expect to finalize these negotiations by early 2007.

Cost of sales

There were no costs of goods sold as we received approximately 4,000 Lozenges at no charge upon signing the exclusive distribution agreement with United, of which a portion was sold during the fiscal 2006 year. This was a one time benefit and we do not expect to receive this benefit when this supply has been depleted.

Expenses

Our selling and administrative expenses consist of $ 12,538 for consulting fees of $ 4,000 paid to our filing agent for edgar filing and related fees, $ 1,196 for website construction costs, $ 950 for office and miscellaneous and $ 4,000 for our May 31, 2006 year end audit cost. The remaining were costs incurred for travel to eastern Asia for the purpose of appointing sub-distributors. We are in negotiations with potential sub-distributors however have not finalized an agreement to date.

We expect to incur approximately $ 13,000 in travel costs during the fiscal year ended May 31, 2007 for the purpose of travel to targeted countries in the Region.

Liquidity and Capital Resources

As of November 30, 2006, we had a negative working capital of $ 2,118. Over the next 12 months, we will require approximately $ 17,000 to sustain our working capital needs as follows:

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

On October 6, 2006, we received a loan in the amount of $ 2,000 from our filing agent to fund our working capital needs. The loan is due in 1 year with an interest rate of 6% payable at the end of the term of the loan.

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

          (B)   Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s first fiscal quarter ended November 30, 2006, the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6.
A)	Exhibits

Exhibit Number		Description
3.1		Certificate of Incorporation, dated September 27, 2004 (1)
3.2		Articles of Incorporation, dated September 27, 2004 (1)
3.3		Certificate Amending Articles of Incorporation dated May 9, 2006 (1)
3.4		Bylaws, effective September 27, 2004 (1)
10.2		Distribution Agreement with United Overseas Products Pty Ltd. dated April 2, 2006
(1)
10.3		Sub Distributor Agreement with Pacific Health Products Company dated May 8,
2006 (1)
31.1		CEO, CAO Section 302 Certification
32.1		CEO, CAO Section 906 Certification

(1)	Incorporated by reference from our Form SB-2 that was originally filed with the SEC on August 2, 2006.

B)	Reports on Form 8-K

None

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SMOKERS LOZENGE INC.
Date: January 12, 2007
/s/ Dudley Delapenha
By:
Dudley Delapenha
President, CEO, CAO, Secretary and Director