Form 10QSB
period 2007-02-28
Smokers Lozenge Inc
filed 2007-04-16
CIK 1367617

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 ________________ FORM 10-QSB ________________

| X |       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2007

|    |       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to Commission file number 000-52207 ________________

SMOKERS LOZENGE INC.

(Exact name of small business issuer as specified in its charter)

________________

NEVADA	98-0512139
(State or other jurisdiction of	(IRS employer
incorporation or organization)	Identification No.)

610-1112 West Pender Street, Vancouver, BC, V6E2S1, Canada
(Address of principal executive offices)

604-697-8899 (Issuer's telephone number) ________________

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

As of February 28, 2007, 2,200,000 shares of the issuer's Common Stock, $.0001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes  |    | No  | X |

Item 1. FINANCIAL STATEMENTS

SMOKERS LOZENGE INC. Financial Statements February 28, 2007

SMOKERS LOZENGE INC.
BALANCE SHEETS

	February 28, 2007	May 31, 2006
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$ 161	$ 9,225

Total Assets	$ 161	$ 9,225

LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
Notes payable	2,000	-
Taxes payable	300	300
Total Current Liabilities	2,300	300

Stockholders' Equity:
Common stock: authorized 200,000,000 shares of $0.001 par value;
issued and outstanding, 2,200,000 shares	2,200	2,200
Capital in excess of par value	4,500	4,500
Retained Earnings (Deficit)	(8,839)	2,225
Total Stockholder's Equity	(2,139)	8,925

Total Liabilities and Stockholders' Equity	$ 161	$ 9,225

These accompanying notes are an integral part of these financial statements.

SMOKERS LOZENGE INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2007	2006	2007	2006

Revenue	$ -	$-	$ (1,495)	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	(1,495)	-

Expenses:
Selling and Administrative Expenses	21	-	12,559	1,700
Operating Income (Loss)	(21)	-	(11,064)	(1,700)

Provision for Income Taxes:

Current Provision	-	-	-	-
Net loss for the period	(21)	-	$ (11,064)	(1,700)

Loss Per Share -
Basic and Diluted	$ -	$ -	$ -	$ -

Weighted average
number of shares
Outstanding	2,116,666	708,333	2,116,666	708,333

The accompanying notes are an integral part of these financial statements.

SMOKERS LOZENGE INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended February 28,
	2007	2006
CASH FLOWS FROM OPERATIONS:

Net Loss	$ (11,064)	$ (1,700)
Changes not requiring the outlay of cash:
Issuance of common shares for services		1,700
		-
Net Cash Consumed by Operating Activities	(11,064)	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in notes payable	2,000	-

Net Cash Provided by Financing Activities	2,000	-

Net decrease in cash	(9,064)	-
Cash balance, beginning of period	9,225	-

Cash balance, end of period	$ 161	$ -

These accompanying notes are an integral part of these financial statements

SMOKERS LOZENGE INC. NOTES TO FINANCIAL STATEMENTS FEBRUARY 28, 2007

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Smokers Lozenge Inc. ("the Company") as of February 28, 2007 and for the three and nine month periods ended February 28, 2007 and 2006, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the nine month period ended February 28, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2007.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

-	general economic and business conditions, both nationally and in our markets,

-	our expectations and estimates concerning future financial performance, financing plans and the impact of competition,

-	our ability to implement our growth strategy,

-	anticipated trends in our business,

-	advances in technologies, and

-	other risk factors set forth herein.

In addition, in this report, we use words such as "anticipates," "believes," "plans," "expects," "future," "intends," and similar expressions to identify forward-looking statements.

Smokers Lozenge Inc. ("SLI" or the "Company") undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this prospectus. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

History

The Company was incorporated in the State of Nevada on September 27, 2004 as "Asia Projects Corporation", for the purpose of distributing health supplements worldwide. On May 9, 2006 we changed our name to "Smokers Lozenge Inc.".

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

The term of the agreement is 10 years, with automatic successive renewals of five year periods. There are no terms which determine whether the distribution agreement will or will not be renewed; however; the distribution agreement may be terminated if at any time either party commits a material breach of this Agreement and fails to correct such default within 90 days from mailing of a notice to do so by the other party, or both parties consent in writing to have the agreement terminated. Please refer to Exhibit 10.2 - Distribution Agreement.

The Lozenge is made entirely from natural herbs and is to be taken orally as a health supplement. The Lozenge is made from the following ingredients and relieves coughing caused by excessive smoking, eradicate phlegm, and possibly prevent further damage to the lungs caused by excessive smoking or exposure to second hand smoke:

-	Sangenone	15%
-	Hesperidin	15%
-	Glycyrrhizic acid	30%
-	Amygdalin	18%
-	Citric acid	22%

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

Results of Operations

Nine months ended February 28, 2007, compared to nine months ended February 28, 2006.

Revenues

We generated revenues for the nine months ended February 28, 2007, 2006 of $ 1,495 and $ nil, respectively. Sales generated were from introductory packages to potential sub-distributors. To date we have not signed any further distribution agreements.

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

We are currently under negotiation with multi level marketing representatives to expose the Lozenge to the appropriate sales network. We expect to finalize these negotiations by mid 2007.

Cost of sales

There were no costs of goods sold as we received approximately 4,000 Lozenges at no charge upon signing the exclusive distribution agreement with United, of which a portion was sold during the fiscal 2006 year. This was a one time benefit and we do not expect to receive this benefit when this supply has been depleted.

Expenses

Our selling and administrative expenses consist of $ 12,559 for consulting fees of $ 4,000 paid to our filing agent for edgar filing and related fees, $ 1,196 for website construction costs, $ 950 for office and miscellaneous and $ 4,000 for our May 31, 2006 year end audit cost. The remaining were costs incurred for travel to eastern Asia for the purpose of appointing sub-distributors. We are in negotiations with potential sub-distributors however have not finalized an agreement to date.

Liquidity and Capital Resources

As of February 28, 2007, we had a negative working capital of $ 2,139. Over the next 12 months, we will require approximately $ 17,000 to sustain our working capital needs as follows:

Legal & Accounting	8,000
Office expenses	2,000
Total	$ 10,000

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

Item 3. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer/Chief Accounting Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Chief Executive Officer/Chief Accounting Officer has concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-QSB.

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's first fiscal quarter ended February 28, 2007, the Company's Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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
Date: April 13, 2007
/s/ Dudley Delapenha
By:
Dudley Delapenha
President, CEO, CAO, Secretary and Director