Form 10KSB
period 2007-05-31
Smokers Lozenge Inc
filed 2007-09-10
CIK 1367617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

                                                  |X|        Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2007

                                                  |   |        Transition report under Section 13 or 15(d) of the Securities
                                                              Exchange Act of 1934 for the transition period from ____ to______.

Commission file number: 000-52207

SMOKERS LOZENGE INC. (Name of small business issuer in its charter)

Nevada		98-0512139
(State or other jurisdiction of incorporation or		(IRS Employer Identification No.)
organization)

610-1112 West Pender Street, Vancouver, BC		V6E2S1
(Address of principal executive offices)		(Zip Code)

Issuer's telephone Number	604-893-8778
Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value Common		N/A
(Title of class)		(Name of exchange on which registered)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. |   |
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  |X|   No |   |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.  |   |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  |X|    No  |   |

State issuer's revenue for its most recent fiscal year: $ 1,495 for the fiscal year ended May 31, 2007.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 2,200,000 shares of common stock outstanding as of September 10, 2007.

DOCUMENTS INCORPORATED BY REFERENCE: None
Transitional Small Business Disclosure Format (Check one):	Yes | |;	No |X|

PART I

Note regarding forward-looking statements

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

Smokers Lozenge Inc. (the "Company") undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10KSB. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

History

We, Smokers Lozenge Inc. (the "Company"), are a distributor of the health supplement "Smokers Lozenge" (the "Lozenge") for smokers, ex smokers and people who have been exposed to second hand smoke. We have a distribution agreement which entitles us to market and sell the Lozenge on an exclusive basis worldwide and on a non-exclusive basis in China (collectively referred to as the "Region"). We obtained our distribution rights through United Overseas Products Pty. Ltd., ("United") a company based in Kaoshiung City, Taiwan. We entered into this distribution agreement on April 2, 2006 for a period of 10 years with an automatic successive renewal of 5 year periods and have ancillary rights to the patent held in China through United.

There are no terms which determine whether the distribution agreement will or will not be renewed; however, the distribution agreement may be terminated at any time if either party commits a material breach of this Agreement and fails to correct such default within 90 days from mailing of a notice to do so by the other party, or both parties consent in writing to have the agreement terminated.

The Lozenge is for smokers, second hand smokers and ex-smokers. Its purpose is to relieve coughing, eradicate phlegm and other associated discomforts experienced with exposure to cigarette smoke.

Our operations are based in Vancouver, British Columbia. We commenced operations on September 30, 2005.

The market in which we operate

To the best of our knowledge, the market we operate in has limited competition as there are only a few health supplements that are targeted at relieving the symptoms caused by smoke inhalation. There are many supplements which are targeted at coping with nicotine withdrawal, as opposed to the physical symptoms experienced while smoking or having quit, such as coughing and phlegm build up. Our market encompasses the herbal food supplement market specific to symptoms from smoking.

Our revenues are generated through internet sales by way of our website www.smokerslozenges.com. Revenues currently are also generated through appointment of sub distributors.

To date, revenues have been generated solely through existing and potential sub distributors.

Principal Products, Services and Their Markets

We are the distributor of the Lozenge, a health supplement which alleviates discomforts experienced by smokers or any persons exposed to smoke. We obtained the license and ancillary rights to the patent held in China for the Lozenge from our master distributor, United.

Our distribution and marketing methods will consist of the appointment of sub-distributors in various specified territories on a non-exclusive basis. Pursuant to the terms of the Distribution Agreement, we are authorized to enter into sub-distribution arrangements. We have one sub distributor, Pacific, of Vancouver, British Columbia, which has been granted non-exclusive rights to market and sell the Lozenge in British Columbia, Canada.

The Lozenge was developed in China, using a combination of selected herbs which were found to be effective in cleansing the respiratory system of unwanted foreign matter. This proprietary herbal product worked particularly well in the case of smokers who had accumulated varying amounts of tobacco residue in the lungs and the overall respiratory system.

Use of the Lozenge

The Lozenge is designed to be ingested slowly, allowing it to dissolve in the mouth similar to ingestion of a throat lozenge. Two lozenges taken in this manner, three times per day for a period of 10 days, are designed to significantly improve respiratory function.

There are two programs which we currently offer; the Cleansing and Maintenance Program:

This cleansing program effectively removes mucus as well as unwanted deposits, in an effort to restore proper and efficient functioning of the respiratory system. Two Lozenges are taken three times per day, Monday to Friday for two consecutive weeks. The cost of the cleansing program is $ 95.

A follow up program of one lozenge per day ensures maintenance of the improved condition of the respiratory system. One Lozenge is taken per day Monday to Friday each week, for a minimum of four consecutive weeks. The maintenance program should be continued as long as smoking continues. The cost of the maintenance program is $ 30.

While smoking might be on the decline, interest in stop smoking programs has always been evident. The health risks associated with smoking are widely known and programs designed to assist in breaking the habit of smoking are plentiful. However, it is not the focus of those programs to remedy the harmful effects caused by smoke inhalation. The cleansing and maintenance program of the Lozenge is designed for ease of use.

Success with any program will largely depend on how effectively the program is communicated to the target market. In addition, other important factors are:

  Cost;
  Length of time it will take to complete the program;
  Degree of difficulty to complete the program and;
  Expected results vs. actual results.

Cost. Over a period of six weeks, the cost for the cleansing program ($95) and the maintenance program ($30) amounts to $125. This amount represents significantly less than what a heavy smoker would spend for cigarettes in a similar period. If the cleansing program and the maintenance program is purchased together, the cost if $ 115, a savings of $ 10.

Length of time. Initially, the cleansing program works over a period of two weeks, taken five days per week.

The next step in the process is the maintenance program, which requires one Lozenge per day for as long as the person (a) continues to smoke, or (b) continues to be exposed to second hand smoke, as applicable.

Degree of difficulty. The taste may be considered the single biggest hurdle. With a strong licorice-like flavor, it is an acquired taste that will take varying amounts of time for each individual to accept the flavor.

Results. Consumers will notice cessation of coughing, the absence of mucus that usually accompanies the coughing, and improved breathing. Another reported gain is the absence of lethargy and a noticeable improvement in energy.

Research and Development

Clinical research conducted by four accredited institutions in China, on the Cleansing and following maintenance program show success rates of:

  89% after 30 days
  92% after 60 Days and
  96% after 90 days.

The results of undergoing the cleansing and maintenance program have been clinically tested by the Beijing Jingxi Hospital, China Social Welfare TCM Hospital, Fujian Kangning Medical Research Institute, and the Hebei Huanxing Hospital; all of which are accredited medical institutions in the People's Republic of China.

The testing was done on subjects who met certain minimum criteria, and it was concluded that the Lozenge would also be effective if used by persons who never smoked but were exposed to second hand smoke. Experience has shown that these persons may have suffered adverse health effects because of prolonged exposure to second hand smoke.

Please refer to Exhibits:

99.1	Fujian Kangning Medical Research Institute (Clinical & Experimental Observation) -- Study found smokers experienced relief of coughing, phlegm, asthma, and breathing irregularities.

99.2	Beijing Jingxi Hospital (Respiratory Research Development) -- Study found increase in white blood cells, mild hypoxemia corrected, pulmonary functions improved.

99.3	China Social Welfare TCM Hospital (Clinical Observation of the Curative Effects of the Smokers Tablet) -- Study found increase in white blood cells, mild hypoxemia corrected, pulmonary functions improved.

99.4	Hebei Huanxing Hospital (Clinical Observation of the Effectiveness of the Smokers Tablet) -- Study found increase in white blood cells, mild hypoxemia corrected, pulmonary functions improved.

Target Markets Our target markets are as follows:

-	Existing smokers

-	People who smoked for varying periods and no longer indulge, and

-	People who never smoked but have had prolonged exposure to second hand tobacco smoke

Marketing Strategy

Our marketing strategy will comprise of:

- Internet sales through our website (www.smokerslozenges.com)

- Sales through sub-distributors

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

Distribution Methods and Installation

Distribution

Our methods of distribution consist of third party couriers for delivery of the Lozenge worldwide. We may engage the services of transportation brokers for large quantities of inventory, should the need arise.

New Products

We are not developing nor do we intend to distribute any other products in the foreseeable future.

Competition

The vitamins, supplements, minerals and alternative health products market is very competitive and highly fragmented, with no clear dominant leader and increasing public and commercial attention.

Our competitors can be divided into several groups including:

-	traditional vitamins, supplements, minerals and alternative health products retailers;

-	the online retail initiatives of several traditional vitamins, supplements, minerals and alternative health products retailers;

-	online retailers of pharmaceutical and other health-related product that also carry vitamins, supplements, minerals and alternative health products;

-	independent online retailers specializing in vitamins, supplements, minerals and alternative health products;

-	mail-order and catalog retailers of vitamins, supplements, minerals and alternative health products, some of which have already developed online retail outlets; and

-	direct sales organizations, retail drugstore chains, health food store merchants, mass-market retail chains and various manufactures of alternative health products.

Many of our potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we have. In addition, an online retailer may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies as use of the internet and other electronic services increases. Competitors have and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than we do. Increased competition may result in reduced operating margins and loss of market share.

We believe that the principal competitive factors in our market are:

-	ability to attract and retain customers;

-	breadth of product selection;

-	product pricing;

-	ability to customize products and labeling; and

-	quality and responsiveness of customer service.

We believe that we can compete favorably on these factors, with the exception of product selection. However, we will have no control over how successful our competitors are in addressing these factors. In addition, with little difficulty, our competitors can duplicate many of the products or services offered on our website.

We believe that traditional retailers of vitamins, supplements, minerals and other alternative health products face several challenges in succeeding:

-	Lack of convenience and personalized service. Traditional retailers have limited store hours and locations. Traditional retailers are also unable to provide consumers with product advice tailored to their particular situation.

-	Limited product assortment. The capital and real estate intensive nature of store-based retailers limit the product selection that can be economically offered in each store location.

-	Lack of customer loyalty. Although the larger traditional retailers often attract customers, many of these customers are only one-time users. People are often attracted to the name brands, but find the products too expensive. It is understood that these are quality products and have value, but the multilevel structure of marketing often employed by large retailers mandate higher prices.

As a result of the foregoing limitations, we believe there is significant unmet demand for an alternative shopping channel that can provide consumers with our type of product and a convenient and private shopping experience.

Availability of Raw Materials

Inventory

As of May 31, 2007 and to date, we had in stock 2,880 Lozenges; which are part of the free sample inventory we obtained from United in order that we may test the marketability of the Lozenge.

United is an importer/exporter of various health food products from China into North America. To date, we are the only appointed distributor of the Lozenge. United does not manufacture any products. As of May 31, 2007, United has approximately 15,000 Lozenges on hand available for shipping. We do not expect that appointment of other distributors in China, being the non exclusive region will not affect the availability of the Lozenges to us as United has advised that they will adjust their levels of inventory accordingly to meet the increased demand. United is able to obtain its supply of Lozenges within 5 working days and will keep 10,000 Lozenges on hand at any time. We believe that this amount is sufficient in meeting our needs at this time. However once our sales have increased, we will make arrangements with United to ensure that their minimum inventory be increased accordingly.

We will store a minimum of 2,400 Lozenges for each sub distributor and will replenish our stock levels in increments of 2,400 as this is the minimum quantity we must order from United. We will have at a minimum, enough Lozenges to fill one minimum order for each category consisting of the Introductory offer, Cleansing Program and Maintenance Program totaling 1,640 Lozenges. The remaining 760 Lozenges will be reserved for sales or free samples for potential sub distributors at the discretion of management. We expect that the revenues generated from sales will provide the financial resources to replenish the minimum level of 2,400 Lozenges per sub distributor on hand.

The minimum quantity of orders that must be placed by our sub distributors is 840 Lozenges as an introductory offer, 600 Lozenges for the Cleansing Program, and 200 Lozenges for the Maintenance Program.

We cannot estimate at this time the frequency of our placement of orders as we have not established trends or possible seasonal aspects which may affect our sub distributor's business and the resultant increase or lag in number of orders placed with us.

Orders and Payment

Orders with United will be placed through emailing the purchase order form. The 30 day delivery is counted from the date of receipt of the email.

Payment is due on the delivery date by wire transfer, credit card, bank draft, or money order.

We have extended the same terms to our sub distributor.

Delivery

Pursuant to the terms of the Distribution Agreement, we must allow 30 days for delivery of inventory from United. We are responsible for shipping costs, unless an order is delivered more than 60 days after placing an order, in which case United will be liable for delivery costs.

Orders will be sent by courier and to date there have been no significant delays in deliver. The likelihood of delays caused by the courier company is low as all deliveries are tracked and accounted for at each delivery point in transit to the final destination.

In the event that there are delays longer than 30 days from the expected receipt date, we will deplete our reserve of 2,400 Lozenges. However once this reserve is depleted, we would have to halt sales until we have received the Lozenges. In this event, United will be responsible for delivery costs in this situation.

Our sub distributors are responsible for making arrangements for picking up their orders from our office in Vancouver.

Storage

The Lozenge should be stored at room temperature, avoiding direct exposure to sunlight. Extremes temperature should be avoided as this could compromise the efficacy of the product. The Lozenge is packaged in a plastic cover and sealed with foil. The Lozenge should be consumed as soon as the foil seal has been broken as exposure to air will compromise the quality and effectiveness of the Lozenge.

Our inventory is stored at our Vancouver office under the proper conditions as specified above and sorted by age. The Lozenges have a shelf life of 5 years.

Returns and Refunds

United does not offer refund of product under any circumstances including excess inventory carried at any time. We also do not offer refunds to our sub distributors under any circumstances. United will replace inventory damaged in transit at its discretion and will replace all Lozenges with defective packaging. We will extend the same return policy on all our sales.

Patents, Trademarks and Labor Contracts

Patents

We do not carry a patent for the Lozenge. The Lozenge is patented in China by the inventor (Patent # 209009 issued on May 18, 2005), with a life of 10 years. There are no other patents held in any other country. Our agreement with United does not grant us a license to the patent rights in China. We may request United to patent the Lozenge in other countries in the Region however we will be responsible for patent application costs and related legal fees.

In China the cost of obtaining a patent outweigh the benefits as copyright infringement laws in PRC are relatively new and enforcement to our knowledge is rare.

Since PRC joined the World Trade Organization, the Trademark Law was amended in 2001 and Implementing

Rules in late 2002, and amended its copyright law.

Enforcement of copyright infringement in PRC has also been addressed, including recent changes that stiffened penalties for patent, trademark or copyright infringement, and the use of preliminary injunctions, and added criminal liability as an available remedy to trademark infringement.

Trademarks

We do not have any trademarks on our trade name or logo.

Labor Contracts

We do not have any labor contracts as we do not have any employees other than our President, Mr. Delapenha.

Employees (See also "Description of Property" below)

Principal Business Office

Our only employee is our President, operating from our Vancouver office located at Suite 610, 1112 West Pender Street, Vancouver, British Columbia, V6E 2S1.

Administrative Branch Office

Our administrative office for North American investor relations and U.S. regulatory reporting is located at Suite 200, 245 East Liberty Street, Reno, Nevada, 89501.

RISK FACTORS

All parties and individuals reviewing this Form 10KSB and considering us as an investment should be aware of the financial risk involved. When deciding whether to invest or not, careful review of the risk factors set forth herein and consideration of forward-looking statements contained in this registration statement should be adhered to. Prospective investors should be aware of the difficulties encountered as we face all the risks including competition, and the need for additional working capital. The likelihood of our success must be considered in light of the problems and expenses that are frequently encountered in connection with operations in the competitive environment in which we will be operating.

***You should read the following risk factors carefully before purchasing our common stock. *** RISKS RELATING TO OUR BUSINESS

We have a limited operating history upon which an evaluation of our prospects can be made. For that reason, it would be difficult for a potential investor to judge our prospects for success.

We were organized in September 2004 and we commenced operations on September 30, 2005. We have had limited operations since our inception from which to evaluate our business and prospects. There can be no assurance that our future proposed operations will be implemented successfully or that we will continue to generate profits. If we are unable to sustain our operations, you may lose your entire investment. We face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs. As a new business, we may encounter delays and other problems in connection with the methods of product distribution that we implement. We also face the risk that we will not be able to effectively implement our business plan. In evaluating our business and prospects, these difficulties should be considered. If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

We are competing against well established sellers of Chinese herbal medicine in a unique manner.

Traditional sellers of Chinese herbal medicine are typically ethnic Chinese practitioners who individually prepare formulations for steeping as a drink. Sales of traditional practitioners are generally repeat customers and referrals. As a result, entry into this market can be difficult. In addition, we prepare formulations in lozenges for easier consumption. We cannot be sure that we will be able to significantly capture market share from traditional practitioners or that the use of lozenges will be acceptable to consumers.

We may not be able to compete effectively against our competitors, which could force us to curtail or cease business operations.

Many of our competitors have significantly greater name recognition, financial resources and larger distribution channels. In addition, our industry is characterized by low barriers to entity, which means we may face more competitors in the future. If we are not able to compete effectively against our competitors, we will be forced to curtail or cease our business operations. Our market share in the herbal medicine industry is very small at this time.

There are no conclusive studies regarding the medical benefits of herbal products.

Many of the ingredients in our products are minerals, herbs and other substances for which there is not a long history of human consumption. Although we believe our product to be safe when taken as directed by us, there is little experience with human consumption of certain of these product ingredients in concentrated form. In addition, we are highly dependent upon consumers' perception of the safety and quality of our product as well as similar products distributed by other companies, we could be adversely affected in the event our product or any similar products distributed by other companies should prove or be asserted to be harmful to consumers. In addition, because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from consumers' failure to consume our product as we suggest or other misuse or abuse of our product or any similar products distributed by other companies could force us to curtail or cease operations.

We may face product liability for the product we sell.

We may become liable for any damage caused by our products when used in the manner intended. Any such claim of liability, whether meritorious or not, could be time-consuming and result in costly litigation. Our insurance may not cover potential claims of the types described above or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by insurance or is in excess of insurance coverage could harm our business.

Our product is subject to obsolescence, which could reduce our sales significantly.

The introduction by us or our competitors of new herbal medicine supplement products offering increased functionality or enhanced results may render our existing product obsolete and unmarketable. Therefore, our ability to successfully introduce new products into the market on a timely basis and achieve acceptable levels of sales has and will continue to be a significant factor in our ability to grow and remain competitive and profitable. Although we seek to introduce additional products, the success of new products is subject to a number of conditions, including customer acceptance. There can be no assurance that our efforts to develop innovative new products will be successful or that customers will accept new products.

Adverse publicity with respect to herbal medicine products may force us to curtail or cease our business operations

In the future, scientific research and/or publicity may not be favorable to our product market, or may be inconsistent with any earlier favorable research or publicity. Future reports of research that are unfavorable to herbal medicine products could force us to curtail or cease our business operations. Because of our dependence upon consumer perceptions, adverse publicity associated with illness or other adverse effects resulting from the consumption of our products or any similar products distributed by other companies could have a material adverse effect on our operations. Such adverse publicity could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products as directed. In addition, we may not be able to counter the effects of negative publicity concerning the efficacy of our products. Any such occurrence could have a negative effect on our operations and force us to curtail or cease our business operations.

We have no manufacturing capabilities and we are dependent upon United appointed manufacturers to manufacture our products.

We have no manufacturing facilities and have no present intention to manufacture our product. We are dependent upon our relationship with United and its appointed manufacturer, a non-related party, to manufacture and supply our products. Pursuant to the agreement with United, we are not required to purchase any set amounts of its manufactured products. Competitors who do own their own manufacturing may have an advantage over us with respect to pricing, availability of product and in other areas through their control of the manufacturing process. As a result, our ability to deliver our products to our users may be adversely affected by the failure of this third party to reliably provide our products.

Because we have no proprietary rights, others can provide products substantially equivalent to ours.

We hold no patents or trademarks. We believe that most of the technology used by us in the design and implementation of our product may be known and available to others. Consequently, others may be able to formulate products equivalent to ours. We rely on confidentiality agreements and trade secret laws to protect our confidential information. In addition, we restrict access to confidential information on a "need to know" basis. However, there can be no assurance that we will be able to maintain the confidentiality of our proprietary information.

We are dependent on the services of our President and the loss of his services could have a material adverse effect on our ability to carry on business.

We are substantially dependent upon the efforts and skills of our President, Mr. Dudley Delapenha. We do not have employment contracts with Mr. Delapenha and thus he has no obligation to fulfill his capacities as executive officer for any specified period of time. The loss of the services of Mr. Delapenha will have a material effect on our business.

Our shareholders may not be able to enforce U.S. civil liabilities claims.

Our assets are located outside the United States and our current operations are conducted in Canada. In addition, our sole director and officer is a resident of Canada. All or a substantial portion of the assets of this person are located outside the United States. As a result, it may be difficult to effect service of process within the United States upon this person. In addition, a shareholder should not assume that the courts of Canada (i) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or other laws of the United States, or (ii) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or other laws of the United States.

However, U.S. laws would generally be enforced by a Canadian court provided that those laws are not contrary to Canadian public policy, are not foreign penal laws or laws that deal with taxation or the taking of property by a foreign government and provided that they are in compliance with applicable Canadian legislation regarding the limitation of actions. Also, a Canadian court would generally recognize a judgment obtained in a U.S. Court except, for example:

(a)	where the U.S. court where the judgment was rendered had no jurisdiction according to applicable Canadian law;

(b)	the judgment was subject to ordinary remedy (appeal, judicial review and any other judicial proceeding which renders the judgment not final, conclusive or enforceable under the laws of the applicable state) or not final, conclusive or enforceable under the laws of the applicable state;

(c)	the judgment was obtained by fraud or in any manner contrary to natural justice or rendered in contravention of fundamental principles of procedure;

(d)	a dispute between the same parties, based on the same subject matter has given rise to a judgment rendered in a Canadian court or has been decided in a third country and the judgment meets the necessary conditions for recognition in a Canadian court;

(e)	the outcome of the judgment of the U.S. court was inconsistent with Canadian public policy;

(f)	the judgment enforces obligations arising from foreign penal laws or laws that deal with taxation or the taking of property by a foreign government; or

(g)	there has not been compliance with applicable Canadian law dealing with the limitation of actions.

If we do not receive shareholder loans we may be unable to continue meeting our minimum funding requirements.

As of May 31, 2007 we have a negative working capital of $ 1,860. We will require shareholder loans to meet our working capital needs; however, we have no formalized agreements with shareholders guaranteeing that certain amounts of funds will be available to us. We may exhaust this source of funding at any time, which would cause us to cease operations.

RISKS RELATING TO OUR COMMON STOCK

There is no public market for our common stock and therefore the stock you purchase may be illiquid for an indefinite period of time.

There is no public market for the common stock. Although we intend to retain a market maker in order to apply for quotation of our common stock on the OTC Bulletin Board, there can be no assurance that, even if our common stock is approved for quotation, an active trading market for our common stock will develop or be sustained.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the "Securities Exchange Act") impose sales practice and disclosure requirements on NASD broker-dealers who make a market in "penny stocks". A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (generally, an individual with net worth in excess of $1,000,000 or an annual income exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Our stock is substantially controlled by one shareholder for the foreseeable future and as a result, that shareholder will be able to control our overall direction.

Our Officers, Directors and 5% Shareholders as a Group own 36% of our outstanding shares. As a result, he will be able to control the outcome of all matters requiring stockholder approval and will be able to elect all of our directors. Such control, which may have the effect of delaying, deferring or preventing a change of control, is likely to continue for the foreseeable future and significantly diminishes control and influence which future stockholders may have in the Company. See "Principal Stockholders."

ITEM 2. DESCRIPTION OF PROPERTY

Principal Business Office

Our Principal Business Office is located at Suite 610, 1112 West Pender Street, Vancouver, British Columbia, Canada, V6E2S1. This office space is approximately 150 square feet and our telephone number is 604-893-8778 and our fax number is 604-697-8898.

Our administrative office for North American investor relations and U.S. regulatory reporting is located at Suite 200, 245 East Liberty Street, Reno, Nevada, 89501, which is also the location of our resident agent.

There are currently no proposed programs for the renovation, improvement or development of the facilities that we currently use. We believe that this arrangement is suitable given the nature of our current operations, and believe that we will not need to lease additional administrative offices in the immediate future.

ITEM 3.	LEGAL PROCEEDINGS
None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on March 20, 2007, the following individuals were elected unanimously to the Board of Directors to serve until the next Annual Meeting of Stockholders:

Name	Age	Position	Period Serving	Term (1)

Dudley	73	President, CEO, CAO,	March 20, 2007-	1 year
Delapenha		CFO, Director, Secretary	March 19, 2008

(1)	Directors hold office until the next annual stockholders' meeting or until a successor or successors are elected and appointed.

We approved the appointment of Robert G. Jeffrey as our independent accountants for the fiscal year ended May 31, 2007.

PART II

ITEM 5.                                 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY No Public Market for Common Stock

There is no public trading market for our shares in the United States or elsewhere. We are currently under application with the NASD to list our common stock on the OTC Bulletin Board. We anticipate this process to take between 3 to 6 months however there can be no assurance, however, that a public market will materialize.

Stockholders of Our Common Shares

As of September 10, 2007, we had 50 registered shareholders and 2,200,000 commons shares outstanding.

Rule 144 Shares

Under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the company's common stock then outstanding which, in our case, will equal 22,000 shares as of the date of this prospectus; or

2.	the average weekly trading volume of the company's common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company's affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

Stock Option Grants

There are no outstanding options or warrants to purchase, or securities convertible into shares or equity compensation plans. Our issued and outstanding shares could be sold at the appropriate time pursuant to Rule 144 of the Securities Act.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company did not have an equity compensation plan in place as of May 31, 2007.

DIVIDEND POLICY

We have not declared or paid any cash dividends on its common stock or other securities and does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Recent Sales of Unregistered Securities

Except as reported in previous filings, we did not sell any securities in transactions which were not registered under the Securities Act in the year ended May 31, 2007.

DESCRIPTION OF SECURITIES

As of September 10, 2007, our total authorized capital is 200,000,000 common shares with a par value of $0.001 per share.

All of our authorized shares are of the same class and, once issued, rank equally as to dividends, voting powers, and participation in assets. Holders of shares are entitled to one vote for each share held of record on all matters to be acted upon by the shareholders. Holders of shares are entitled to receive such dividends as may be declared from time to time by the Board of Directors, in its discretion, out of funds legally available. However, our present intention is not to pay any cash dividends to holders of shares but to reinvest earnings, if any. In the event of our liquidation, dissolution or winding up the holders of shares are entitled to share pro-rata in all assets remaining after payment of liabilities.

Our shares have no pre-emptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the shares.

Our articles and by-laws do not contain any provisions that would delay, defer or prevent our change in control.

Dividend Policy:

We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Should we declare a dividend in the future, such dividend will be paid to shareholders on a pro rata basis in accordance with their shareholdings at such time.

Share Purchase Warrants:

We have not issued and do not have outstanding any warrants to purchase our shares

Options:

We have not issued and do not have outstanding any options to purchase our shares.

Convertible Securities:

We have not issued and do not have outstanding any securities convertible into shares or any rights convertible or exchangeable into shares.

Changes in Control:

There are no arrangements which may result in a change in control.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

We desire to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management's current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "may," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our next Annual Report on form 10-KSB and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The application of GAAP involves the exercise of varying degrees of judgment. The resulting accounting estimates will not always precisely equal the related actual results. Management considers an accounting estimate to be critical if:

  assumptions are required to be made; and
  changes in estimates could have a material effect on our financial statements.

Management's Discussion and Analysis of Financial Condition and Results of Operation

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances from May 31, 2007 to May 31, 2006. We were inactive during fiscal 2005 so our first year of operations was the fiscal year ended May 31, 2006.

Sales

Our sales in 2007 and 2006 were $ 1,495 and $ 4,360, respectively of which sales generated in 2007 were made to potential sub-distributors. The 2006 sales were generated from the sales of our introductory packages by Pacific pursuant to our sub-distribution agreement with them and a nominal amount generated from potential sub-distributors. To date, we have not signed any further agreements.

We do not have any minimum quotas of sales to maintain and accordingly, pursuant to our sub-distribution agreement, Pacific has no obligation to maintain a set quota of sales.

We are currently in negotiations with two other potential sub-distributors. If we are able to conclude sub-distribution agreements with these parties, we expect to generate and maintain sales levels of approximately $ 5,000 generated from each potential sub distributor.

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

Profit Margin

Pursuant to the terms of our contract with United, our cost per Lozenge is $ 0.38 with a minimum order of 2,400 Lozenges at a cost of $ 912.

Our sub distributors cost per Lozenge is $ 1 so our profit margin per Lozenge is $ 0.62. This cost will remain fixed for each sub distributor however for future appointments we may consider minimum quota purchases of 5,000 Lozenges; or sales of $ 5,000 per sub distributor or negotiate a higher cost per Lozenge for no minimum quotas on purchases.

The suggested retail price for sub distributors is as follows:

Cleansing Program: Maintenance Program: Both Programs:	60 Lozenges at $ 1.58 per Lozenge 20 Lozenges at $ 1.50 per Lozenge 80 Lozenges at $ 1.43 per Lozenge

The above pricing is based on the prices charged through our website.

Expenses

There were no costs of goods sold as we received approximately 4,000 Lozenges at no charge upon signing the exclusive distribution agreement with United, of which a portion was sold during the fiscal 2007 year. This was a one time benefit and we do not expect to receive this benefit when this supply has been depleted.

In 2007, our selling and administrative expenses consists of $ 4,000 in consulting fees relating to preparation of our periodic reports as required by the SEC and related EDGAR filing fees. We incurred $ 4,000 in audit costs, $ 2,162 in travel and accommodation costs for travel to Asia for the purpose of sourcing potential sub-distributors. We incurred $ 1,196 in website design costs and the remaining $ 1,222 was incurred for office expense.

In 2006, our selling and administrative expenses consist of $ 1,700 for incorporation costs and other related costs. These were paid for with 1,700,000 shares of Company common stock, valued at $ 0.001 per share. The remaining amount of $135 of expenses was for office supplies.

Current trends in the industry

To the best of management's knowledge, there are no comparable products to the Lozenge, which is targeted at smokers, non-smokers and smokers wishing to quit. Although the Lozenge is not marketed as a stop smoking program, it is commonly a supplement taken in addition to stop smoking programs, such as the nicotine patch. As we are not aware of other similar products on the market, it is difficult to assess trends in the industry which may affect the results of our operations at this time.

Liquidity and Capital Resources Working Capital Needs:

As of May 31, 2007, we had a negative working capital of $ 2,160. Over the next 12 months, we will require approximately $ 30,000 to sustain our working capital needs as follows:

Consulting	$ 4,000
Legal and Accounting	6,000
Miscellaneous administrative and office expenses	3,000
Total	$ 13,000

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

On August 13, 2007, we obtained a $ 50,000 shareholder loan to subsidize our working capital needs. Shareholders loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time.

Cash Flows Operating Activities:

During the 2007 fiscal year, our cash flows consumed by operating activities were $ 11,085. There were no transactions which did not require the outlay of cash.

During the 2006 fiscal year, we issued 1,700,000 commons shares in lieu of cash payment for our incorporation costs. The value of this service was $1,700.

Financing Activities:

On October 6, 2006, we received a loan in the amount of $ 2,000 from our filing agent to fund our working capital needs. The loan is due in 1 year with an interest rate of 6% payable at the end of the term of the loan.

During the 2006 fiscal year, 26 of our shareholders paid $ 5,000 for the purchase of 500,000 common shares or $0.01 per share. These shares were valued at par value of $ 500 and the remainder allocated to Capital in Excess of Par Value.

Material Commitments

We do not have any material commitments for capital expenditures.

Seasonal Aspects

Management is not currently aware of any seasonal aspects which would affect the results of our operations during any particular time of year.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Smokers Lozenge Inc.

I have audited the accompanying balance sheet of Smokers Lozenge Inc. as of May 31, 2007, and the related statements of Income, changes in stockholders' equity, and cash flows for years ended May 31, 2007 and 2006. These financial statements are the responsibility of the Company management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted the audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Smokers Lozenge Inc. as of May 31, 2007, and the results of its operations and cash flows for years end May 31, 2007 and 2006 in conformity with U.S. generally accepted accounting principles.

/s/ Robert G. Jeffrey, Certified Public Accountant

August 22, 2007 Wayne, New Jersey

-F1-

SMOKERS LOZENGE INC.
BALANCE SHEETS

May 31, 2007		May 31, 2006
ASSETS

Current Assets:
Cash	$ 140	$ 9,225

Total Assets	$ 140	$ 9,225

LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
Note payable	2,000	-
Taxes Payable	-	300
Total Current Liabilities	2,000	300

Stockholders' Equity:
Common stock: authorized 200,000,000 shares of $0.001 par
value; issued and outstanding, 2,200,000 shares	2,200	2,200
Capital in excess of par value	4,500	4,500
Retained Earnings	(8,560)	2,225
Total Stockholder's Equity	(1,860)	8,925

Total Liabilities and Stockholders' Equity	$ 140	$ 9,225

These accompanying notes are an integral part of these financial statements.

-F2-

SMOKERS LOZENGE INC.
STATEMENTS OF INCOME
FOR THE YEARS ENDED MAY 31, 2007 AND 2006

	2007	2006

Revenue	$ 1,495	$ 4,360
Cost of Goods Sold	-	-
Gross Profit	1,495	4,360

Expenses:
Selling and Administrative Expenses	(12,580)	(1,835)
Operating Income (loss)	(11,085)	2,525

Provision (Recovery) for income taxes	(300)	300
Net income (loss)	$ (10,785)	$ 2,225

Income Per Share -
Basic and Diluted	$ -	$ -

Weighted average number of shares outstanding	2,200,000	1,216,666

These accompanying notes are an integral part of these financial statements.

-F3-

SMOKERS LOZENGE INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED MAY 31, 2007 AND 2006
	Common Stock		Capital in
			Excess of	Retained
	Shares	Amount	Par Value	Earnings	Total
				(Deficit)
Balance, September 30, 2005	-	$ -	$ -	$ -	$ -
Shares issued for services	1,700,000	1,700	-	-	1,700
Shares issued for cash	500,000	500	4,500	-	5,000
Net income for period				2,225	2,225
Balance, May 31, 2006	2,200,000	$ 2,200	$ 4,500	$ 2,225	$ 8,925
Net loss for period				(10,785)	(10,785)
Balance, May 31, 2007	2,200,000	$ 2,200	$ 4,500	$ (8,560)	$ (1,860)

These accompanying notes are an integral part of these financial statements.

-F4-

SMOKERS LOZENGE INC.
STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATIONS:
Net Income (loss)	$ (10,785)	$ 2,225
Charges not requiring the outlay of cash:
Common stock issued for services	-	1,700
Changes in assets and liabilities:
Increase (decrease) in taxes payable	(300)	300
Net Cash Provided (Consumed) by Operating Activities	(11,085)	4,225

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of note payable	2,000	-
Proceeds from sale of common shares	-	5,000

Net Cash Provided by Financing Activities	2,000	5,000

Net increase (decrease) in cash	(9,085)	9,225

Cash balance, beginning of period	9,225	-

Cash balance, end of period	$ 140	$ 9,225

These accompanying notes are an integral part of these financial statements.

-F5-

SMOKERS LOZENGE INC. NOTES TO FINANCIAL STATEMENTS MAY 31, 2007

1. ORGANIZATION AND BUSINESS Organization of Company

The Company was incorporated in the State of Nevada on September 27, 2004 as "Asia Projects Corporation", for the purpose of distributing health supplements worldwide. On May 9, 2006 the Company changed its name to "Smokers Lozenge Inc.". It commenced operations on September 30, 2005.

On April 2, 2006, the Company entered into a distribution agreement with United Overseas Products Pty Ltd. to distribute the Smokers Lozenge (the "Lozenge"), a health supplement targeted to smokers, on an exclusive basis worldwide and on a non exclusive basis in China for 10 years with automatic successive renewals of five year periods.

On May 8, 2006, the Company entered into a Sub-Distribution Agreement with Pacific Health Products Company ("Pacific"). Under the terms of the agreement, Pacific would market the Lozenge throughout British Columbia, on a non-exclusive basis. The agreement is for one year, with automatic renewals on a yearly basis, with termination to be effective after 90 days written notice by either party.

-F6-

SMOKERS LOZENGE INC. NOTES TO FINANCIAL STATEMENTS MAY 31, 2007

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash.

Recognition of Revenue

Revenue is recognized when product is delivered to customers. In determining recognition, the following criteria are considered: persuasive evidence exists that there is an arrangement between buyer and seller; delivery has occurred; the sales price is fixed or determinable; and collectibility is reasonably assured.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instrument consisting of cash, and approximates its fair value at May 31, 2007.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes", which requires the use of the "liability method". Accordingly, deferred tax liabilities and assets are determined based on differences between the financial statement and tax bases of assets and liabilities, and of net operating loss carry forwards, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the income that is currently taxable.

-F7-

SMOKERS LOZENGE INC. NOTES TO FINANCIAL STATEMENTS MAY 31, 2007

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimated.

Advertising Costs

The Company will expense advertising costs when the advertisement occurs. The Company did not incur any advertising costs in the years ended May 31, 2007 or 2006.

Net Income per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net income per common share are computed by dividing the net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying financial statements.

Segment Reporting

Management will treat the operations of the Company as one segment.

Research and Development

Research costs are expenses as incurred. Development costs are also expensed unless, in the Company's view, they meet specific criteria related to technical, market and financial feasibility, in which case they are deferred and amortized. Amortization is calculated on a straight-line basis over the expected life of the related products. As at year end, the Company had not incurred any research costs which would be required to be amortized.

-F8-

SMOKERS LOZENGE INC. NOTES TO FINANCIAL STATEMENTS MAY 31, 2007

3. COST OF GOODS SOLD

Upon signing the distribution agreement with United, the Company received a supply of Lozenges at no charge; some of these it sold. For that reason, there was no charge for cost of goods sold during the years ended May 31, 2007 and 2006. This benefit is not expected to occur in the future.

4. RELATED PARTY TRANSACTIONS

The Company's President, Dudley Delapenha paid $2,000 to the Company during 2006 for the purchase of 200,000 shares.

On October 6, 2006, the Company borrowed $2,000 from a company controlled by a principal shareholder. The Company provided the lender with a promissory note which bears interest at 6% and is due October 6, 2007.

The Company conducts its business in the office of a company controlled by a significant shareholder. There has been no charge for this use. If there were a charge, it would be insignificant.

5.                   SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

Shares of common stock were issued in return for services during the year ended May 31, 2006. A total of 1,700,000 shares were issued; valued at $1,700. This amount was written off during 2006.

6.                  RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect adoption of recently issued accounting pronouncements to have a significant effect on the Company's results of operations, financial position or cash flows.

7. INCOME TAXES

The Company experienced losses during the year ended May 31, 2007. The Internal Revenue Code allows net operating losses (NOL's) to be carried back and then forward and applied against future profits for a period of twenty years. The Company carried back $2,525 of its loss to the year ended May 31, 2006 and recovered $300 of taxes paid for that year. The remaining loss of $8,560 is available for future years; if not used, this carryforward will expire in the year ended May 31, 2027.

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The potential benefit of the 2007 carryforward has been offset by a valuation allowance. The Company has recorded deferred tax assets as follows:

Deferred Tax Assets	$1,284
Valuation Allowance	1,284
Balance Recognized	$ -

-F9-

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS
None.
ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose, except as noted below under "Changes in Internal Controls."

Changes in Internal Controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that as of the end of the period covered by this Annual Report on Form 10-KSB our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company's periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Prior to the issuance of our financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our financial statements for the year ended May 31, 2007, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Limitations on Effectiveness of Controls and Procedures. Our management, including our Chief Executive Officer and Chief Accounting Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. None.	OTHER INFORMATION
PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The following information sets forth the name of our sole officer and director, his present position, age and biographical information within the last 5 years. Also provided is a brief description of the business experience of our sole director and executive officer and significant employee during the past five years and an indication of directorships held by such director in other companies subject to the reporting requirements of the Securities Exchange Act.

Name	Age	Position	Period Serving	Term (1)

Dudley	74	President, CEO, CAO,	March 20, 2007-	1 year
Delapenha		CFO, Director, Secretary	March 19, 2008

(1)	Directors hold office until the next annual stockholders' meeting or until a successor or successors are elected and appointed.

Dudley Delapenha is responsible for implementing our investment projects, financial budgets and forecasts, overseeing research and development and human resources and marketing. Mr. Delapenha is also responsible for our overall direction and various initiatives as needed from time to time in maintaining our company, and overseeing our marketing and public relations efforts in maintaining current customers and attracting new customers.

Mr. Delapenha is a graduate of Syracuse University in the school of sales and marketing in 1977. From 1998 to 2000, Mr. Delapenha was the marketing director for Avani Water Corporation, of Vancouver, British Columbia, a bottled water manufacturing company, where he was responsible for all marketing initiatives for the organization.

From 2001 through 2003, Mr. Delapenha was the President of Key Elements Consulting, specializing in marketing and business plan preparation for various clients.

Significant Employees:

Our only significant employee is Dudley Delapenha, who provides a significant contribution to our business.

Family Relationships:

As we have only one director and executive officer, there are no arrangements or understandings pursuant to which a director or executive officer was selected to be a director or executive officer.

Involvement in Certain Legal Proceedings:

Our sole director, executive officer and control person has not been involved in any of the following events during the past five years and which is material to an evaluation of the ability or the integrity of our director or executive officer:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

4.	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Investor Relations

To date, we have not engaged investor relations professionals.

Audit Committee

We do not currently have a standing audit committee. The Company's Chief Executive Officer is actively researching candidates for membership on the Board of Directors who would be "independent" and who, accordingly, could serve on an audit committee. The board member who is currently performing the equivalent functions of an audit committee is Dudley Delapenha, who has not been determined to be an "audit committee financial expert."

Audit Committee Financial Expert

We do not have an audit committee financial expert serving on the audit committee. Under the applicable Securities and Exchange Commission standard under Item 401(e) of Regulation S-B, an audit committee financial expert means a person who has the following attributes:

  An understanding of generally accepted accounting principles and financial statements;
  The ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;
  Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant's financial statements, or experience actively supervising one or more persons engaged in such activities;
  An understanding of internal controls and procedures for financial reporting; and
  An understanding of audit committee functions.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of the its common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. As of the year ended May 31, 2007, our officers and directors and person who own more than 10% of our common stock filed timely section 16 related forms.

Code of Ethics

We do not have a code of ethics and expect to develop a code of ethics in the next 12 months.

Material Changes to Nominations by Security Holders of Director Candidates

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer's board of directors.

DIRECTORS' COMPENSATION

Our Directors do not receive compensation for serving on the Board of Directors. Directors are reimbursed for any expenses incurred on behalf of the Company.

ITEM 10. EXECUTIVE COMPENSATION

Our sole officer and director, Dudley Delapenha was not compensated during the fiscal years ended May 31, 2007 and 2006.

We presently do not have any compensation agreement with our sole officer and director. We do not pay to our sole director any compensation for such director serving on our board of directors.

Stock Option Grants

We have not granted any stock options to our sole executive officer since incorporation.

Consulting Agreements

We do not have any employment or consulting agreement with our sole officer and director and we will not pay such director any amount for acting on the Board of Directors.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended May 31, 2007 and 2006.

LONG TERM COMPENSATION
RESTRICTED
OPTION
					OTHER ANNUAL	STOCKS/PAYOUTS	SARS	LTIP	ALL OTHER
NAME	TITLE	YEAR	SALARY	BONUS	COMPENSATION	AWARDED	($)	COMPENSATION	COMPENSATION

Dudley	President,	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Delapenha	CEO,
CAO
		2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 11.		SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of September 10, 2007 certain information regarding the beneficial ownership of our common stock by:

1.	each person who is known by us to be the beneficial owner of more than 5% of the common stock, and

2.	our sole director and executive officer, and

The persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

As of September 10, 2007, 2,200,000 shares with a par value of $0.001 per share were issued and outstanding. We are authorized to issue 200,000,000 shares with a par value of $0.001 per share.

	Name and Address of Beneficial	Amount and Nature of	(1)
Title of Class	Owner	Beneficial Owner	% Class

Officers and Directors:
	Dudley Delapenha (2)
	6129 Boundary Drive
Common Stock	West Surrey, BC	200,000	9%
	V3X 2A5

Officers and Directors as a		200,000	9%
Group

5% Shareholders:
	Robert Delapenha (2)
	15221 Victoria Avenue White
Common Stock	Rock, BC	100,000	4%
	V4B 1G7

	Peter Khean
	#777, 916 West Broadway
Common Stock	Vancouver, BC	500,000	23%
	V5Z1K7

Officers, Directors and 5%		900,000	36%
Shareholders as a Group

(1)	Based on 2,200,000 shares outstanding as of September 10, 2007.

(2)	Robert Delapenha is the son of Dudley Delapenha.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 21, 2006, 26 of our shareholders paid $ 5,000 to acquire 500,000 of our common shares at $0.01 per share. Of this total, 200,000 shares were purchased by our President, Dudley Delapenha. A further 200,000 were purchased by Robert Delapenha, of which 100,000 of these shares were subsequently allocated to 13 additional shareholders.

Corporate Governance - Director Independence

The Company anticipates its stock to be quoted on the Over The Counter Bulletin Board, which does not have director independence requirements. Under Item 407(a) of Regulation S-B, the Company has chosen to measure the independence of its directors under the definition of independence used by the American Stock Exchange, which can be found in the AMEX Company Guide, 121(A)(2) (2007). Under such definition, none of the directors of the Company is independent, because the Company's board of directors cannot affirmatively determine that any of its directors does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 13.	EXHIBITS

Exhibit Number	Description
3.1	Certificate of Incorporation dated September 27, 2004*
3.2	Articles of Incorporation dated September 27, 2004*
3.3	Certificate Amending Articles of Incorporation dated May 9, 2006*

3.4	Bylaws, effective September 27, 2004*
5.1	Legal Opinion Letter dated July 10, 2006 from Lonsdale Avenue Law Centre*
10.1	Standard Share Subscription Agreement dated March 27, 2006*
10.2	Distribution Agreement with United Overseas Products Pty Ltd. dated April 2,
2006*
10.3	Sub Distributor Agreement with Pacific Health Products Company dated May 8,
2006*
23.1	Consent Letter from Robert Jeffrey, CPA
99.1	Fujian Kangning Medical Research Institute -- Clinical & Experimental Observation,
October 6, 1998*
99.2	Beijing Jingxi Hospital -- Respiratory Research Department, November 3, 1995*
99.3	China Social Welfare TCM Hospital -- Clinical Observation of the Curative Effects
of Smokers Tablet, December 6, 1995*
99.4	Hebei Huaxing Hospital -- Clinical Observation of the Effectiveness of the Smokers
Tablet, May 8, 1991*

* Incorporated by reference from our Form SB-2 that was originally filed with the SEC on August 2, 2006

ITEM 14.                  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the Company's last two fiscal years:

	2007	2006
Audit fees	$4,000	$4,000
Audit-related fees	-	-
Tax fees	-	300
All other fees	5,000	5,000

Total	$9,000	$9,300

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

Maintaining Principal Accountant's Independence

The board of directors has considered whether the provision of the services described below are compatible with maintaining the principal accountant's independence and believes that such services do not compromise that independence.

SIGNATURES

     In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMOKERS LOZENGE INC.

Date: September 10, 2007

/s/ Dudley Delapenha By: Dudley Delapenha President, CEO, CAO

     In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Dudley Delapenha	President, CEO, CAO	September 10, 2007
Dudley Delapenha