Form 10QSB
period 2007-08-31
Smokers Lozenge Inc
filed 2007-10-03
CIK 1367617

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 ________________ FORM 10-QSB ________________

| x |  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

|    |  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to Commission file number 000-52207 ________________

SMOKERS LOZENGE INC.

(Exact name of small business issuer as specified in its charter)

________________

NEVADA (State or other jurisdiction of incorporation or organization)	98-0512139 (IRS employer Identification No.)

610-1112 West Pender Street, Vancouver, BC, V6E2S1, Canada
(Address of principal executive offices)

604-697-8899 (Issuer's telephone number) ________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  | x |    No  |   |

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):         Yes   | x |     No  |   |

As of August 31, 2007, 2,200,000 shares of the issuer's Common Stock, $.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format  Yes  |   | No  | x |

Item 1.     FINANCIAL STATEMENTS

SMOKERS LOZENGE INC.

FINANCIAL STATEMENTS

AUGUST 31, 2007

SMOKERS LOZENGE INC.
BALANCE SHEETS

August 31, 2007		May 31, 2007
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$ 50,055	$ 140

Total Assets	$ 50,055	$ 140

LIABILITIES AND SHAREHOLDER'S DEFICIENCY

Current Liabilities:
Note payable	2,000	2,000
Due to shareholder	50,000	-
Total Current Liabilities	52,000	2,000

Stockholders' Deficiency:
Common stock: authorized 200,000,000 shares of $0.001 par
value; issued and outstanding, 2,200,000 shares	2,200	2,200
Capital in excess of par value	4,500	4,500
Accumulated Deficit	(8,645)	(8,560)
Total Stockholder's Deficiency	(1,945)	(1,860)

Total Liabilities and Stockholders' Deficiency	$ 50,055	$ 140

These accompanying notes are an integral part of these financial statements.

-F1-

SMOKERS LOZENGE INC.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2007 AND 2006
 (UNAUDITED)

	2007	2006

Revenue	$ -	$ 1,035
Cost of Goods Sold	-	-
Gross Profit	-	1,035

Expenses:
Selling and Administrative Expenses	(85)	(11,364)
Operating loss	(85)	(10,329)

Provision for income taxes	-	-
Net loss	$ (85)	$ (10,329)

Loss Per Share -
Basic and Diluted	$ -	$ -

Weighted average number of shares outstanding	2,200,000	1,866,666

These accompanying notes are an integral part of these financial statements.

-F2-

SMOKERS LOZENGE INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATIONS:
Net loss	$ (85)	$ (10,329)
Changes in assets and liabilities:
Increase accounts payable	-	4,000
Net Cash Consumed by Operating Activities	(85)	(6,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	50,000	-
Net Cash Provided by Financing Activities	50,000	-

Net increase (decrease) in cash	49,915	(6,329)

Cash balance, beginning of period	140	9,225

Cash balance, end of period	$ 50,055	$ 2,896

These accompanying notes are an integral part of these financial statements.

-F3-

SMOKERS LOZENGE INC. NOTES TO FINANCIAL STATEMENTS AUGUST 31, 2007

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Smokers Lozenge Inc. ("the Company") as of August 31, 2007 and for the three month periods ended August31, 2007 and 2006, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the three month period ended August 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2008.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2007.

2. COMMENCEMENT OF OPERATION

The Company did not commence operations until September 26, 2005.

3.         SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented.

4. CONTINGENCY The Company does not carry insurance.

-F4-

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

Our marketing strategy will be comprised of:

  Internet sales through our website (www.smokerslozenges.com)
  Sales through sub distributors

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

Results of Operations

Three month periods ended August 31, 2007, compared to three month periods ended August 31, 2006.

Revenues

We generated revenues for the three month periods ended August 31, 2007, 2006 of $ nil and $ 1,035, respectively. Sales in 2006 were generated from introductory packages to potential sub-distributors. To date we have not signed any further distribution agreements.

Until we have launched a marketing plan to expose our website to various avenues such as health trade magazines, online communities specific to health/herbal products, etc, we expect all of our sales to be generated through Pacific and other sub distributors when they are appointed. Therefore we cannot estimate the percentage of sales generated through our website. We have not made any sales through our website to date.

Cost of sales

There were no costs of goods sold as we received approximately 4,000 Lozenges at no charge upon signing the exclusive distribution agreement with United, of which a portion was sold during the fiscal 2006 year. This was a one time benefit and we do not expect to receive this benefit when this supply has been depleted.

Expenses

Our only expense for the three month period ended August 31, 2007 were $ 85 in bank charges. The respective 2006 balance of $ 11,364 consists of $ 7,354 for consulting fees of $ 4,000 paid to our filing agent for edgar filing and related fees, $ 1,196 for website construction costs and $ 4,000 accrued for audit costs. The remaining were costs incurred for travel to eastern Asia for the purpose of appointing sub-distributors. We are in negotiations with potential sub-distributors however have not finalized an agreement to date.

Liquidity and Capital Resources

As of August 31, 2007, we had a negative working capital of $ 1,945. Over the next 12 months, we will require approximately $ 10,000 to sustain our working capital needs as follows:

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

          (B)   Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's first fiscal quarter ended August 31, 2007 the Company's Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

Date: October 3, 2007

/s/ Dudley Delapenha By:
Dudley Delapenha
                                    President, CEO, CAO, Secretary and Director