Form 10QSB
period 2007-11-30
Smokers Lozenge Inc
filed 2008-01-09
CIK 1367617

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 ________________ FORM 10-QSB
________________

       ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

       ☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☒ No ☐

As of November 30, 2007, 22,500,000 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Item 1. FINANCIAL STATEMENTS

SMOKERS LOZENGE INC. FINANCIAL STATEMENTS NOVEMBER 30, 2007

SMOKERS LOZENGE INC.
BALANCE SHEETS

	November 30,	May 31, 2007
	2007
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$ 14,731	$ 140

Total Assets	$ 14,731	$ 140

LIABILITIES AND SHAREHOLDER’S DEFICIENCY

Current Liabilities:
Notes payable	15,000	2,000
Accrued liabilities	4,000	-
Due to shareholder	15,900	-
Total Current Liabilities	34,900	2,000

Stockholders’ Deficiency:
Common stock: authorized 3,000,000,000 shares of $0.001 par
value; issued and outstanding, 22,500,000 and 33,000,000 shares,	22,500	33,000
respectively
Capital in excess (deficient) of par value	(20,800)	(26,300)
Accumulated deficit	(21,869)	(8,560)
Total Stockholder’s Deficiency	(20,169)	(1,860)

Total Liabilities and Stockholders’ Deficiency	$ 14,731	$ 140

These accompanying notes are an integral part of these financial statements.
-F1-

SMOKERS LOZENGE INC.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2007 AND 2006
(UNAUDITED)

	Three Months Ended November 30,		Six Months Ended November 30,

	2007	2006	2007	2006

Revenue	$ -	$ 460	$ -	$1,495
Cost of Sales	-	-	-	-
Gross Profit	-	460	-	1,495

Expenses:
Selling and Administrative Expenses	13,224	1,174	13,309	12,538
Operating Loss	(13,224)	(714)	(13,309)	(11,043)

Provision for Income Taxes:

Current Provision	-	-	-	-
Net loss for the period	(13,224)	(714)	(13,309)	(11,043)

Loss Per Share -
Basic and Diluted	$ -	$ -	$ -	$ -

Weighted average
number of shares
Outstanding	31,250,000	33,000,000	32,125,000	33,000,000

These accompanying notes are an integral part of these financial statements.

-F2-

      SMOKERS LOZENGE INC.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATIONS:
Net loss	$ (13,309)	$ (11,043)
Charges not requiring the outlay of cash:
Expenses paid with shareholder advances	8,000	2,000
Changes in assets and liabilities:
Increase in accrued liabilities	4,000	-
Net Cash Consumed by Operating Activities	(1,309)	(9,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loans	50,000
Repayment of shareholder loans	(34,100)	-
Net Cash Provided by Financing Activities	15,900	-

Net increase (decrease) in cash	14,591	(9,043)

Cash balance, beginning of period	140	9,225

Cash balance, end of period	$ 14,731	$ 182

These accompanying notes are an integral part of these financial statements.

-F3-

SMOKERS LOZENGE INC. NOTES TO FINANCIAL STATEMENTS NOVEMBER 30, 2007

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Smokers Lozenge Inc. (“the Company”) as of November 30, 2007 and for the three and six month periods ended November 30, 2007 and 2006, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the three month period ended November 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2008.

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

2. RELATED PARTY TRANSACTIONS

During the quarter ended November 30, 2007, the Company issued 800,000 shares to an individual employed by a company that is controlled by a shareholder who at that time owned a majority of the Company’s outstanding shares. These shares were issued in return for the cancellation of $10,000 of accounts payable. During the third quarter ended November 30, 2007, the Company also redeemed 1,500,000 of its commons shares outstanding for $0.01 per share. This redemption was made by the issuance of $15,000 of promissory notes. The notes bear interest at 6% and do not have a specified due date.

3. SHARE AUTHORIZATION AND STOCK SPLIT

During the quarter ended November 30, 2007, the authorized common shares were increased to 3,000,000,000. In addition, the outstanding shares were split 15 for 1, raising the number of outstanding shares to 22,500,000.

3. SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. There were no noncash investing activities during the six month periods ended November 30, 2007 and 2006. Noncash financing activities are described in Note 2.

4. CONTINGENCY The Company does not carry insurance.

-F4-

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

On April 2, 2006, we entered into a distribution agreement with United, with its corporate office in Taiwan, pursuant to which we were granted the distribution rights to distribute the Lozenge, a health supplement targeted to first and second hand smokers and ex-smokers. The agreement entitles us to market and sell the Lozenge on an exclusive basis worldwide and on a non-exclusive basis in China for a term of 10 years with automatic successive renewals of five-year periods.

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

Share repurchase

On November 15, 2007, the Company repurchased 1,500,000 shares from its President, Dudley Delapenha (6% shareholder) and two of its principal shareholders at a mutually agreed price of $0.01 per share for an aggregate of $ 15,000. All 1,500,000 shares were cancelled effective November 14, 2007.

As a result of the share repurchase, the issued and outstanding share capital is 1,500,000 shares of common stock and is entirely held by minority shareholders where all shareholders hold less than 10% of the total number of outstanding shares of the Registrant.

Amendments to Articles of Incorporation

Effective November 16, 2007, we increased our authorized share capital and outstanding common stock as follows:

The number of authorized common stock, par value $0.001, was increased on a one for 15 basis, and the authorized common stock increased from 200,000,000 to 3,000,000,000. Accordingly, the number of issued common stock increased from 1,500,000 to 22,500,000.

The increase in authorized share capital and outstanding common stock was approved by majority vote.

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

Results of Operations

Six month periods ended November 30, 2007, compared to six month periods ended August 31, 2006.

Revenues

We did not generate any revenues for the three and six month periods ended November 30, 2007. Sales in 2006 were generated from introductory packages to potential sub-distributors. To date we have not signed any further distribution agreements.

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

Expenses

Expenses for the three and six month period ended November 30, 2007 and 2006 consist of the following:

	Six month period ended	Six month period ended	Change
	November 30, 2007	November 30, 2006
Consulting	$ 5,100	$ 4,000	$ 1,100
Dues and filing	2,014	-	2,014
Transfer agent	1,250	-	1,250
Audit and legal	4,693	4,000	693
Office and other	252	2,146	(1,894)
Travel	-	2,392	(2,392)
	$ 13,309	$ 12,538	$ 771

	Three month period	Three month period	Change
	ended November30,	ended November30,
	2007	2006
Consulting	$ 5,100	$ -	$ (5,100)
Dues and filing	2,014	-	(2,014)
Transfer agent	1,250	-	(1,250)
Audit and legal	4,693	217	4,476
Office and other	167	957	(730)
	$ 13,224	$ 1,174	$ 12,050

Consulting fees consist of fees paid for edgar filing fees and related cost for preparation of periodic reports and other reports as required. Fees increases are a result of increase in number of filings.

Dues and filing fees consist of fees paid for resident agent fees, annual list of directors and officers, and business license fees.

Transfer agent fees consist of fees paid for initial set up of account and also for certificate printing.

Our audit and legal fees are expected to vary.

Office and other fees consist of bank fees and in 2006, consist of website design costs.

We incurred travel costs in 2006 for travel to China for the purpose of appointing sub distributors. We do not expect to incur travel costs during this fiscal year.

Liquidity and Capital Resources

As of November 30, 2007, we had a negative working capital of $ 20,169. Over the next 12 months, we will require approximately $ 10,000 to sustain our working capital needs as follows:

Legal & Accounting	8,000
Office expenses	2,000
Total	$ 10,000

Sources of capital:

We expect our shareholder loans to absorb these costs.

As of November 30, 2007, our shareholder loan balance was $ 15,900. Shareholders loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time. Shareholder loans will be without stated terms of repayment, with interest at the rate of 6% per annum. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future.

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

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 2nd fiscal quarter ended November 30, 2007 the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION
Item 1.	Legal Proceedings: None.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds: None.
Item 3.	Defaults Upon Senior Securities: None.
Item 4.	Submission of Matters to a Vote of Security Holders: None
Item 5.	Other Information: None.
Item 6.
A)	Exhibits

Exhibit	Description
Number
3.1	Certificate of Incorporation, dated September 27, 2004 (1)

3.2	Articles of Incorporation, dated September 27, 2004 (1)

3.3	Certificate Amending Articles of Incorporation dated May 9, 2006 (1)

3.4	Bylaws, effective September 27, 2004 (1)

10.2	Distribution Agreement with United Overseas Products Pty Ltd. dated April 2, 2006 (1)

10.3	Sub Distributor Agreement with Pacific Health Products Company dated May 8, 2006 (1)

31.1	CEO, CAO Section 302 Certification

32.1	CEO, CAO Section 906 Certification

(1) Incorporated by reference from our Form SB-2 that was originally filed with the SEC on August 2, 2006.

B) Reports on Form 8-K

On November 19, 2007, the Company filed an 8K reporting items

Item 3.02: Unregistered Sales of Equity Securities
Item 5.01: Changes in Control of Registrant
Item 5.03: Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year
Item 9.01: Financial Statements and Exhibits
The 8K was subsequently amended and re-filed on November 26, 2007.

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

SMOKERS LOZENGE INC.
Date: January 7, 2008
/s/ Dudley Delapenha
By:
Dudley Delapenha
President, CEO, CAO, Secretary and Director