Form 10-Q
period 2008-02-29
CYBERMESH INTERNATIONAL CORP.
filed 2008-04-21
CIK 1367617

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 ________________ FORM 10-Q ________________

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 000-52207 ________________

CYBERMESH INTERNATIONAL CORP.
(Exact name of small business issuer as specified in its charter)

________________

NEVADA (State or other jurisdiction of incorporation or organization)	98-0512139 (IRS employer Identification No.)

#200-245 East Liberty Street, Reno, NV, 89501
(Address of principal executive offices)

1-888-597-8899
(Issuer’s telephone number)
________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated	Smaller reporting
		filer ☐	company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☒ No ☐

As of February 29, 2008 and as of to date, 45,00,000 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐   No ☒

Item 1. FINANCIAL STATEMENTS

CYBERMESH INTERNATIONAL CORP.

FINANCIAL STATEMENTS

FEBRUARY 29, 2008

CYBERMESH INTERNATIONAL CORP.
BALANCE SHEETS
	February 29,	May 31, 2007
	2008
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$ 11,806	$ 140
Other Assets:
Note receivable	123,000	-
Total Assets	$ 134,806	$ 140

LIABILITIES AND SHAREHOLDER’S DEFICIENCY

Current Liabilities:
Note payable	$ 115,000	$ 2,000
Accrued liabilities	7,000	-
Due to shareholder	36,884	-
Total Current Liabilities	158,884	2,000

Stockholders’ Deficiency:
Common stock: authorized 3,000,000,000 shares of $0.001 par
value; issued and outstanding, 45,000,00 and 33,000,000 shares,	45,000	33,000
respectively
Capital in deficient of par value	(43,300)	(26,300)
Accumulated deficit	(25,778)	(8,560)
Total Stockholder’s Deficiency	(24,078)	(1,860)

Total Liabilities and Stockholders’ Deficiency	$ 134,806	$ 140

These accompanying notes are an integral part of these financial statements.
-F1-

CYBERMESH INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED FEBRUARY 29, 2008 and FEBRUARY 28, 2007
(UNAUDITED)

	Three Month Periods Ended		Nine Month Periods Ended
	February 29	February 28	February 29	February 28
	2008	2007	2008	2007

Revenue	$ -	$ -	$ -	$1,495
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-

Expenses:
Selling and Administrative Expenses	3,909	21	17,218	12,559
Operating Loss	(3,909)	(21)	(17,218)	(11,064)

Provision for Income Taxes:
Current Provision	-	-	-	-

Net loss for the period	$ (3,909)	$ (21)	$ (17,218)	$ (11,064)

Loss Per Share -
Basic and Diluted	$ -	$ -	$ -	$ -

Weighted average
number of shares
Outstanding	22,500,000	31,749,990	30,083,333	31,749,990

These accompanying notes are an integral part of these financial statements.

-F2-

CYBERMESH INTERNATIONAL CORP.
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007

	2008	2007
CASH FLOWS FROM OPERATIONS:
Net loss	$ (17,218)	$ (11,064)
Changes in assets and liabilities:
Increase in accounts payable	8,000	-
Increase accrued liabilities	7,000	-
Net Cash Consumed by Operating Activities	(2,218)	(11,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to Cyber Mesh Systems, Inc.	(123,000)	-
Net Cash consumed by Investing Activities	(123,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of short term borrowing	100,000	2,000
Proceeds from shareholder advances	226,984	-
Repayments of shareholder advances	(190,100)	-
Net Cash Provided by Financing Activities	136,884	2,000

Net increase (decrease) in cash	11,666	(9,064)

Cash balance, beginning of period	140	9,225

Cash balance, end of period	$ 11,806	$ 161

These accompanying notes are an integral part of these financial statements.

-F3-

CYBERMESH INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2008

1. BASIS OF PRESENTATION

The unaudited interim financial statements of CyberMesh International Corp. (“the Company”) as of February 29, 2008 and 2007 and for the nine month periods ended February 29, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the nine month period ended February 29, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2008.

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

2. ACQUISITION and NAME CHANGE

On February 29, 2008, the Company executed an asset purchase agreement (the Agreement), with Cyber Mesh Systems, Inc. (CMS), under which the Company would acquire all the assets of CMS in return for 22,500,000 shares of Company common stock and the forgiveness of $100,000 of debt owed to the Company by CMS. CMS is incorporated in the Canadian province of British Columbia. It is an internet-based research and development company. Shares to be used to close this acquisition were issued on February 29, 2008 and deposited with an escrow agent pending the closing. The closing took place on April 3, 2008. Coincident with the closing, which made the Company the owner of the assets of CMS, the Company merged with Cybermesh International Corp., a newly formed Nevada corporation, which emerged as the surviving company.

3.                NOTES PAYABLE

This account is made up of two obligations: notes payable to shareholders ($15,000) and notes payable to others ($100,000). All of these notes bear interest at 6%. The shareholder notes are due on demand (Note 4). Maturity of the notes payable to others depends on the outcome of the Agreement (Note 2). The due date is the earlier of one year from the date of execution of the Agreement or sixty days after closing of the acquisition contemplated by the Agreement. If the Agreement for any reason is terminated, the note is due thirty days after such termination.

4.                RELATED PARTY TRANSACTIONS

The Company issued 800,000 shares of common stock on November 13, 2007 to an individual employed by a company that is controlled by a shareholder who, at that time, owned a majority of Company outstanding shares. These shares were issued in return for the cancellation of $10,000 of accounts payable. On November 15, 2007, the Company redeemed 1,500,000 of its outstanding common shares for $.01 per share. This redemption was made by the issuance of $15,000 of promissory notes (Note 3).

5.            SHARE AUTHORIZATION and STOCK SPLIT

During the month of November 2007, the authorized common shares were increased to 3,000,000,000. On November 30, 2007, the outstanding shares were split 15 for 1, raising the number of shares outstanding to 22,500,000. The number of shares outstanding was subsequently increased to 45,000,000 (Note 2).

6.               SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during any of the periods presented. There were no noncash investing activities during any of the periods presented.

Noncash financing activity consisted of the following:

        - 800,000 common shares were issued on November 13, 2007 in return for the cancellation of $10,000 of accounts payable
        - on November 15, 2007, 1,500,000 common shares were redeemed by the issuance of $15,000 of promissory notes.

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

Cybermesh International Corp. (“CMI” or the “Company”) undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this prospectus. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

History

The Company was incorporated in the State of Nevada on September 27, 2004 as “Asia Projects Corporation”, for the purpose of distributing health supplements worldwide. On May 9, 2006 we changed our name to Smokers Lozenge Inc.

Effective April 3, 2008, we completed a merger with our subsidiary, Cybermesh International Corp, a Nevada company with no prior operating history with no assets, liabilities or equity. As a result, we have changed our name from “Smokers Lozenge Inc.” to Cybermesh International Corp. (“CMI Nevada”) to better reflect the proposed future direction and business of the company.

On February 28, 2008, we entered into an Asset Purchase Agreement (the “Agreement”) with Cyber Mesh Systems Inc. (“CMS BC”), a company incorporated in the province of British Columbia, wherein we have agreed to purchase all the assets of CMS BC. Consideration for the purchase of the assets is the forgiving of a loan from our company to CMS BC in the amount of $100,000. In addition to the forgiving of the loan, we have agreed to issue 8,500,000 shares of our company to CMS BC. Please refer to Exhibit 10.1.

The Agreement provides that David Holmes, a principal of CMS BC, will sign a management employment agreement with our company and obtain 8,000,000 shares of our Company and Marc Santos, a principal of CMS BC, will also sign a management employment agreement with our Company and obtain 6,000,000 shares of our Company. Please refer to Exhibit 10.2 and 10.3.

The shares issued under the Agreement will be deposited into escrow with 50% of the shares being released to each party within five days of completion of the Agreement and the remaining 50% being released to each party being the earlier of the first anniversary of the completion of the Agreement or termination of the management employment agreement by the company. The escrow agreement is attached as Schedule B (page 116) in the Asset Purchase Agreement attached in Exhibit 10.1.

A total of 22,500,000 shares were deposited in escrow. The total number of outstanding shares is now 45,000,000. The closing date of the Agreement will be finalized before our year end May 31, 2008.

CMS BC was founded in 2004 by David Holmes and Marc Santos and is headquartered in Burnaby, British Columbia Canada. The early focus was to develop a self sustaining wireless network for the purpose of bringing the internet to rural and remote locations for the purposes of delivering a cost effective e-learning, business solution and digital content driven network.

CMS BC is an internet-based research and development technology company that develops and promotes advanced Internet Television (IPTV), Digital Phone (VOIP) and wireless network solutions.

Its internet protocol communication solutions are custom designed and deployed to solve many existing hurdles and further enhance wireless IP technologies and rich media systems being developed. The streaming media solution represents the most dynamic and efficient IPTV product in the market today and a solid platform on which we are building a strong reputation; the solution combines ecommerce and advertising revenue stream potential. The product line is very robust and includes high level encrypted security protection systems for deployment using Wi-Fi, Ultra-Wideband, Wi-Max and VOIP technologies.

CMS BC is poised to be a major provider of services to the on-line Entertainment and corporate and private Internet Enterprises. Our unique positioning in the market reveals several competitive advantages:

·	Low bandwidth, High Definition streaming technology

·	Global network infrastructure with low distribution costs

·	High compression, very efficient files delivery structure

·	Digital Rights Management (DRM) protection and e commerce solutions

·	Empower the content producer to build a global community of viewers and create strong revenue streams.

·	Generate multi-million dollar revenue streams and profitability from viewer subscriptions, advertising, website development and hosting, and streaming bandwidth charges

CMS BC is committed to developing and deploying web based services that allow increased flexibility of viewing and consumption for the end user. This in tern, gives the content provider a more rigid, fast-growing, reliable and consistent medium from which to operate.

Plan of Operation

Our plan of operation is to finalize the closing date of the Agreement signed with CMS BC on February 28, 2008.

Results of Operations

Nine month period ended February 29, 2008, compared to nine month period ended February 28, 2007.

Revenues

We did not generate any revenues for the three and nine month periods ended February 29, 2008 and 2007. We expect to generate revenues upon finalizing the closing date of the Agreement with CMS BC.

Expenses

For the nine month period ended February 29, 2008, our selling and administrative expenses consist of $5,100 in consulting fees, $2,014 paid to our filing agent for edgar filing fees, $ 7,700 for legal and accounting fees, and $ 1,250 for transfer agent fees. The remaining balance consists of office and miscellaneous expenses.

For the nine month period ended February 28, 2007, our selling and administrative expenses consist of $ 12,559 for consulting fees of $ 4,000 paid to our filing agent for edgar filing and related fees, $ 1,196 for website construction costs, $ 950 for office and miscellaneous and $ 4,000 for our May 31, 2006 year end audit cost. The remaining were costs incurred for travel to eastern Asia for the purpose of appointing sub-distributors.

For the three month period ended February 29, 2008, our expenses consist of $ 3,000 in legal and accounting fees and the remaining balance consisting of office and miscellaneous. For the same period in 2007, bank charges of $21 were incurred.

Our expenses are expected to vary once we have finalized the closing date of the Agreement with CMS BC.

Liquidity and Capital Resources

As of February 28, 2008, we had a negative working capital of $ 147,078. Based on our current operations, over the next 12 months, we will require approximately $ 10,000 to sustain our working capital needs as follows:

Legal & Accounting	8,000
Office expenses	2,000
Total	$ 10,000

This estimate is expected to change once we finalize the closing date of the Agreement with CMS BC.

Sources of capital:

On August 13, 2007, we obtained a $ 50,000 shareholder loan to subsidize our working capital needs. Shareholders loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time. Shareholder loans will be without stated terms of repayment, with interest at the rate of 6% per annum. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future. We made repayments in the amount of $ 13,116 as of February 29, 2008.

On December 31, 2007, we signed a promissory note with a Swiss investor, granting us $ 100,000 for the purpose of facilitating the Agreement with CMS BC. The loan is payable the earlier of 365 calendar days from the advancement of the loan, 60 days from the consummation of the Agreement or 30 days from the termination for any reason of the Agreement. The $ 100,000 was subsequently loaned to CMS BC and upon finalizing the Agreement; this loan will be forgiven by the Company for consideration of the assets of CMS BC. As of February 29, 2008, we have advanced $ 123,000 to CMS BC.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash. The Company does not believe that it is significantly exposed to interest rate risk, foreign currency exchange rate risk, commodity price risk, or equity price risk.

Item 4T. CONTROLS AND PROCEDURES

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

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s first fiscal quarter ended August 31, 2007 the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth on Form 10-KSB for the year ended May 31, 2007 filed simultaneously with this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6.
A)	Exhibits

Exhibit Number		Description
3.1		Certificate of Incorporation, dated September 27, 2004 (1)
3.2		Articles of Incorporation, dated September 27, 2004 (1)
3.3		Certificate Amending Articles of Incorporation dated May 9, 2006 (1)
3.4		Bylaws, effective September 27, 2004 (1)
3.01		Articles of Merger filed with the Nevada Secretary of State on March 19, 2008, effective April 3, 2008 (2)
31.1		CEO, CAO Section 302 Certification
32.1		CEO, CAO Section 906 Certification

(1)	Incorporated by reference from our Form SB-2 that was originally filed with the SEC on August 2, 2006.

(2)	Incorporated by reference from Form 8K filled with the SEC on April 7, 2008.

B)	Reports on Form 8-K

On March 4, 2008, the Company filed an 8K reporting items:

Item 1.01: Entry into a Material Definitive Agreement

Item 9.01: Financial Statements and Exhibits

On April 7, 2008, the Company filed an 8K reporting items:

Item 5.03: Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year

Item 7.01: Regulation FD Disclosure

Item 9.01: Financial Statements and Exhibits

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERMESH INTERNATIONAL CORP.

Date: April 18, 2008

            /s/ Dudley Delapenha

By:
Dudley Delapenha
                                              President, CEO, CAO, Secretary and Director