Form 10-K
period 2008-05-31
CYBERMESH INTERNATIONAL CORP.
filed 2008-09-12
CIK 1367617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2008

☐     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to______.

Commission file number: 000-52207

CYBERMESH INTERNATIONAL CORP.
(Name of small business issuer in its charter)

Nevada		98-0512139
(State or other jurisdiction of incorporation or		(IRS Employer Identification No.)
organization)

3753 Howard Hughes Parkway, Suite # 200, Las		89169
Vegas Nevada
(Address of principal executive offices)		(Zip Code)

Issuer's telephone Number	1-888-597-8899
Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value Common		OTCBB
(Title of class)		(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated	Smaller reporting
		filer ☐	company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes    ☒ No

·	State issuer's revenue for its most recent fiscal year: $ Nil for the fiscal year ended May 31, 2008

·	The aggregate market value of held by non-affiliates and affiliates as May 31, 2008 cannot be determined as there has been no trades of our common stock as of to date.

·	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 22,500,000 shares of common stock outstanding as of September 11, 2008.

·	Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

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

As used in this current report, the terms “we”, “us”, “our” and the “Company” refer to Cybermesh International Corp.

Cybermesh International Corp. undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10K. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1.            DESCRIPTION OF BUSINESS

History

We were incorporated in the State of Nevada on September 27, 2004 as “Asia Projects Corporation”, for the purpose of distributing health supplements worldwide. On May 9, 2006 we changed our name to Smokers Lozenge Inc.

Effective April 3, 2008, we completed a merger with our subsidiary, Cybermesh International Corp, a Nevada company with no prior operating history with no assets, liabilities or equity. As a result, we have changed our name from “Smokers Lozenge Inc.” to Cybermesh International Corp. to better reflect the proposed future direction and business of the company.

On February 28, 2008, we entered into an Asset Purchase Agreement with Cyber Mesh Systems Inc. (“CMS BC”), a company incorporated in the province of British Columbia, wherein we have agreed to purchase all the assets of CMS BC. Consideration for the purchase of the assets is the forgiving of a loan from our company to CMS BC in the amount of $100,000. In addition to the forgiving of the loan, we have agreed to issue 8,500,000 shares of our company to CMS BC. Please refer to Exhibit 10.1.

The Agreement was subsequently terminated on July 23, 2008.

Prior to signing the Asset Purchase Agreement with CMS on February 28, 2008, we were a distributor of the health supplement “Smokers Lozenge” (the “Lozenge”) for smokers, ex smokers and people who have been exposed to second hand smoke. The Lozenge is for smokers, second hand smokers and ex-smokers. Its purpose is to relieve coughing, eradicate phlegm and other associated discomforts experienced with exposure to cigarette smoke. Operations commenced September 30, 2005.

The Company had a distribution agreement entitling us to market and sell the Lozenge on an exclusive basis worldwide and on a non-exclusive basis in China. This agreement and sub distribution agreements were cancelled effective February 28, 2008. The Company does not have any intension on continuing or expanding the business of distribution of the Lozenge.

Acquisition of Subsidiaries

Effective August 23, 2008, the Company completed its acquisition of its subsidiary, Omni Research Corporation (“Omni”). Omni is a company incorporated under the laws of Belize and prior to being acquired, had no prior operating history with no assets, liabilities or equity. Omni has an authorized capital of 50,000 common shares of which all 50,000 shares were issued to the Company for consideration of $ 5,000.

Effective August 28, 2008, the Company completed its acquisition of its subsidiary, Cybermesh Research Centre Ltd (“CMR”). CMR is a company incorporated under the laws of British Columbia and prior to being acquired, had no prior operating history with no assets, liabilities or equity. CMR has an authorized capital of 5,000,000 common shares of which 100,000 shares were issued to the Company for consideration of $ 5,000. The Company holds 100% of the outstanding shares of CMR.

Effective September 11, 2008, the Company terminated its acquisition agreement with Cybermesh Research Centre Ltd., (“CMR”) a company incorporated under the laws of British Columbia. As a result of further market research, the Company concluded not to pursue operations in British Columbia. The 5,000,000 common shares issued to the Company were cancelled and the $5,000 paid for consideration of these shares was returned to the Company.

Debt Settlement Agreement

On August 27, 2008, the Company entered into a debt settlement agreement with CMS BC. CMS BC owed the Company $ 100,000 under a promissory note. The $100,000 was settled in exchange for products and proprietary technologies currently being marketed and also products and proprietary technologies under development of CMS BC. Pursuant to the agreement, these assets shall be transferred to Omni, the Company’s wholly owned subsidiary. Please refer to Exhibit 10.3.

We intend on launching the above noted products to market in the next 6 months.

The market in which we operate

The Company currently has not marketed its products as of to date.

Employees (See also “Description of Property” below)

Our principal business and administrative branch office for North American investor relations and U.S. regulatory reporting is located at Suite 200, 3753 Howard Hughes Parkway, Las Vegas, Nevada, 89169.

ITEM 1A. RISK FACTORS

Any of the following risks could materially adversely affect our business, financial condition, or operating results.

All parties and individuals reviewing this Form 10K and considering us as an investment should be aware of the financial risk involved. When deciding whether to invest or not, careful review of the risk factors set forth herein and consideration of forward-looking statements contained in this registration statement should be adhered to. Prospective investors should be aware of the difficulties encountered as we face all the risks including competition, and the need for additional working capital. The likelihood of our success must be considered in light of the problems and expenses that are frequently encountered in connection with operations in the competitive environment in which we will be operating.

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

We are dependent on the services of our sole officer and director and the loss of his services could have a material adverse effect on our ability to carry on business.

We are substantially dependent upon the efforts and skills of our sole officer and director, Locksley Samuels. We do not an employment contract with Mr. Samuels and thus he has no obligation to fulfill such capacities as officer and director for any specified period of time. The loss of the services Mr. Samuels will have a material effect on our business.

If we do not receive shareholder loans we may be unable to continue meeting our minimum funding requirements.

As of May 31, 2008 we have a negative working capital of $ 116,135. We will require shareholder loans to meet our working capital needs; however, we have no formalized agreements with shareholders guaranteeing that certain amounts of funds will be available to us. We may exhaust this source of funding at any time, which would cause us to cease operations.

RISKS RELATING TO OUR COMMON STOCK

There has been no active trading activity for our common stock and therefore the stock you purchase may be illiquid for an indefinite period of time.

There is assurance that an active trading market for our common stock will develop or be sustained.

Broker-dealers may be discouraged from effecting transactions in our shares because they are considered penny stocks and are subject to the penny stock rules.

"Penny Stock" Regulations May Impose Certain Restrictions On The Marketability of Our Securities.

The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share, subject to certain exceptions. Our Common Stock is presently subject to these regulations which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a “penny stock”, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the “penny stock” market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the “penny stock” held in the account and information on the limited market in “penny stocks”. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and may negatively affect the ability of purchasers of our shares of Common Stock to sell such securities.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None

ITEM 2.        PROPERTIES

Principal Business Office

Our administrative office for North American investor relations and U.S. regulatory reporting is located at Suite 200, 3753 Howard Hughes Parkway, Las Vegas, Nevada, 89169.

There are currently no proposed programs for the renovation, improvement or development of the facilities that we currently use. We believe that this arrangement is suitable given the nature of our current operations, and believe that we will not need to lease additional administrative offices in the immediate future.

ITEM 3.	LEGAL PROCEEDINGS
None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following individuals were elected unanimously to the Board of Directors to serve until the next Annual Meeting of Stockholders:

Name	Age	Position	Period Serving	Term (1)
		President, CEO, CFO,
Locksley Samuels	56	Treasurer Director,	Sept 11, 2008-	1 year
		Secretary	September 10, 2009

(1)	Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed.

We approved the appointment of Robert G. Jeffrey as our independent accountants for the fiscal year ended May 31, 2008.

PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY No Trading Activity for Common Stock

We are listed on the OTC Bulletin Board however there has been no trades of our common stock as of to date.

Stockholders of Our Common Shares

As of September 11, 2008, we had 22,500,000 commons shares outstanding.

Rule 144 Shares

Under Rule 144 as currently in effect, a person who has beneficially owned shares of a company’s common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the company’s common stock then outstanding which, in our case, will equal 225,000 shares as of the date of this prospectus; or

2.	the average weekly trading volume of the company’s common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Under Rule 144(k), a person who is not one of the company’s affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least two years, is entitled to sell shares without complying with the manner of sale, public information, volume limitation or notice provisions of Rule 144.

Stock Option Grants

There are no outstanding options or warrants to purchase, or securities convertible into shares or equity compensation plans. Our issued and outstanding shares could be sold at the appropriate time pursuant to Rule 144 of the Securities Act.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company did not have an equity compensation plan in place as of May 31, 2008.

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

Recent Sales of Unregistered Securities

The 22,500,000 shares issued under the Asset Purchase Agreement have been deposited into escrow with 50% of the shares being released to each party within five days of completion of the Agreement and the remaining 50% being released to each party being the earlier of the first anniversary of the completion of the Agreement or termination of the management employment agreement by the company. The escrow agreement is attached as Schedule B (page 116) in the Asset Purchase Agreement attached in Exhibit 10.1.

These 22,500,000 shares were subsequently cancelled pursuant to the Termination Agreement signed on July 23, 2008. Please refer to Exhibit 10.2.

The total number of outstanding shares is now 22,500,000.

Except as reported in previous filings, we did not sell any securities in transactions which were not registered under the Securities Act in the year ended May 31, 2008.

DESCRIPTION OF SECURITIES

As of September 11, 2008, our total authorized capital is 200,000,000 common shares with a par value of $0.001 per share.

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

Changes in Control:

Our common and preferred shares have no pre-emptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the shares.

Our articles and by-laws do not contain any provisions that would delay, defer or prevent our change in control.

Item 6.         SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data with respect to fiscal years 2006 through 2008 have been derived from the Company’s audited Financial Statements. The information should be read in conjunction with the Financial Statements and Notes thereto that appear elsewhere in this Annual Report on Form 10 K and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2006	2007	2008
Consolidated Statements of
Income Information:
Revenue	$4,360	$1,495	$-
Cost of goods sold	-	-	-
Gross profit	4,360	1,495	-
Operating expenses:
Selling & administrative
expenses	(1,835)	(12,580)	(21,067)
Operating income (loss)	2,525	(11,085)	(21,067)
Other income (expense)	-	-	512
Income (loss) before taxes	2,525	11,085	(20,555)
Provision for income taxes
(recoveries)	(300)	300	(164)
Net income (loss)	$2,225	$(10,785)	$(20,719)
Per share information—diluted:
Net income per share	$-	$-	$-
Diluted weighted average
number of shares	18,249,990	33,000,000	27,312,500
Balance Sheet Information (as of
end of fiscal year):
Cash and cash equivalents	$9,225	$140	$353
Working capital	8,925	(1,860)	(116, 135)
Total assets	9,225	140	103,853
Total non-current liabilities
Stockholders’ equity (deficiency)	8,925	(1,860)	(16,135)

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our next Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances from May 31, 2008 to May 31, 2007. We were inactive during fiscal 2005 so our first year of operations was the fiscal year ended May 31, 2006.

Sales

We did not generate any revenues during the year ended May 31, 2008.

Our sales in 2007 were $ 1,495, which were generated from potential sub-distributors. All contracts with our distributor and sub-distributors were cancelled on February 28, 2008.

Expenses

In 2008, our selling and administrative expenses consist of $ 5,100 in consulting fees relating to preparation of our periodic reports as required by the SEC and related EDGAR filing fees. We incurred $ 5,000 in audit costs, $ 5,111 in legal fees, and $ 3,557 in transfer agent fees. The remaining balance consists of office and miscellaneous expenses.

In 2007, our selling and administrative expenses consist of $ 4,000 in consulting fees relating to preparation of our periodic reports as required by the SEC and related EDGAR filing fees. We incurred $ 4,000 in audit costs, $ 2,162 in travel and accommodation costs for travel to Asia for the purpose of sourcing potential sub-distributors. We incurred $ 1,196 in website design costs and the remaining $ 1,222 was incurred for office expense.

Current trends in the industry

We are not aware of current trends in the industry which will affect our operations.

Liquidity and Capital Resources

Working Capital Needs:

As of May 31, 2008, we had a negative working capital of $ 116,135. Over the next 12 months, we will require approximately $ 15,000 to sustain our working capital needs as follows:

Consulting	$ 5,000
Legal and Accounting	5,000
Miscellaneous administrative and office expenses	5,000
Total	$ 15,000

Sources of Capital:

We will be exploring financing options such as shareholder loans. Shareholder loans will be without stated terms of repayment, with interest at the rate of 6% per annum. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future.

Cash Flows Operating Activities:

Net cash consumed by operating activities were $ 11,231 in 2008 and $ 9,085 in 2007. During the 2008 fiscal year, we issued 800,000 shares in return for a combination of service valued at $5,100 and for payment of expenses in the amount of $4,900.

Investing and Financing Activities:

Net cash consumed by investing activities were $ 100,000 and net cash provided by financing activities were $ 111,444. There were no investing or financing activities in the previous fiscal year.

On December 31, 2007, we signed a promissory note with a Swiss investor, granting us $ 100,000 for the purpose of facilitating the Asset Purchase Agreement with CMS BC. The loan is payable on the earlier of three dates: 365 calendar days from the advancement of the loan, 60 days from the consummation of the Agreement, or 30 days from the termination for any reason of the Asset Purchase Agreement. The $ 100,000 was subsequently loaned to CMS BC and upon finalizing the Agreement; this loan would have been forgiven by the Company for consideration of the assets of CMS BC. The promissory note with the Swiss investor is convertible to common stock at the option of the Company. The conversion rate is $1 per share.

As the Asset Purchase Agreement was terminated July 23, 2008, payment of the promissory note is due August 22, 2008. On August 28, 2008, we signed a debt settlement agreement with CMS BC wherein the $100,000 debt would be cancelled upon the exchange for products and proprietary technologies developed and in the process of being developed by CMS BC. Please refer to Exhibit 10.3.

During the fiscal year ended May 31, 2008, we received $ 11,444 in capital contributions from shareholders to fund our working capital needs.

During the fiscal year ended May 31, 2008, we obtained a $ 270,500 shareholder loans to subsidize our working capital needs. The $ 270,500 was repaid during the year leaving a nil balance. Shareholders loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time. Shareholder loans will be without stated terms of repayment, with interest at the rate of 6% per annum. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future.

Material Commitments

We do not have any material commitments for capital expenditures.

Seasonal Aspects

Management is not currently aware of any seasonal aspects which would affect the results of our operations during any particular time of year.

Off Balance Sheet Arrangements We have no off balance sheet arrangements.

Item 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk, foreign currency exchange rate risk, security market risk, commodity price risk, and other relevant market rate or price risks. We do not have any significant risks related to equity investments, security markets or derivative financial instruments as we do not have equity investments in privately held companies, security markets or derivative financial instruments. Nor do we have any significant interest rate risk, as we do not have bank loans, and its promissory notes and loans to related parties have fixed interest rates. We are exposed to foreign currency exchange rate risk, commodity price risk and credit risk.

Credit Risk

We are exposed to credit risk from our notes receivables from CMS BC. At May 31, 2008, we had a credit risk exposure of $ 100,000. We do not require collateral or other securities to support financial instruments that are subject to credit risk.

On February 28, 2008, we entered into an Asset Purchase Agreement with CMS BC wherein we have agreed to purchase all the assets of CMS BC. Consideration for the purchase of the assets is the forgiving of a loan from our company to CMS BC in the amount of $100,000. The Asset Purchase Agreement was terminated July 23, 2008.

Debt Settlement Agreement

On August 27, 2008, the Company entered into a debt settlement agreement with CMS BC. CMS BC owed the Company $ 100,000 under a promissory note. The $100,000 was settled in exchange for products and proprietary technologies currently being marketed and also products and proprietary technologies under development of CMS BC. Pursuant to the agreement, these assets shall be transferred to Omni, the Company’s wholly owned subsidiary. Please refer to Exhibit 10.3.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cybermesh International Corp.

We have audited the accompanying balance sheets of Cybermesh International Corp. as of May 31, 2008 and 2007, and the related statements of Income, changes in stockholders’ equity, and cash flows for years ended May 31, 2008 and 2007. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Cybermesh International Corp. as of May 31, 2008 and 2007, and the results of its operations and cash flows for years end May 31, 2008 and 2007 in conformity with U.S. generally accepted accounting principles.

/s/ Robert G. Jeffrey, Certified Public Accountant

August 28, 2008 Wayne, New Jersey

-F1-

CYBERMESH INTERNATIONAL CORP.
BALANCE SHEETS

	May 31, 2008	May 31, 2007
ASSETS
Current Assets:
Cash	$ 353	$ 140
Accrued interest receivable	3,500	-
Total current assets	3,853	140

Other Assets:
Advances receivable	100,000	-

Total Assets	$ 103,853	$ 140

LIABILITIES AND SHAREHOLDER’S DEFICIENCY

Current Liabilities:
Accrued liabilities	2,000	2,000
Amounts due to shareholders	15,000	-
Accrued interest payable	2,988	-
Convertible note payable	100,000	-

Total current liabilities	119,988	2,000

Shareholders’ Deficiency:
Common stock: authorized 3,000,000,000 shares of $0.001 par
value; issued and outstanding, 22,500,000 and 33,000,000 shares,
respectively	22,500	33,000
Capital deficiency	(9,356)	(26,300)
Accumulated deficit	(29,279)	(8,560)
Total shareholder’s deficiency	(16,135)	(1,860)

Total Liabilities and Shareholders’ Deficiency	$ 103,853	$ 140

These accompanying notes are an integral part of these financial statements.
-F2-

CYBERMESH INTERNATIONAL CORP.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

	2008	2007

Revenue	$ -	$ 1,495
Cost of Goods Sold	-	-
Gross Profit	-	1,495

Expenses:
Selling and Administrative Expenses	(21,067)	(12,580)
Operating loss	(21,067)	(11,085)

Other income (expense)
Interest income	3,500	-
Interest expense	(2,988)	-

Loss before taxes	(20,555)	(11,085)

Provision for income taxes	(164)	300
Net loss	$ (20,719)	$ (10,785)

Income Per Share -
Basic and Diluted	$ -	$ -

Weighted average number of shares outstanding	27,312,500	33,000,000

These accompanying notes are an integral part of these financial statements.

-F3-

CYBERMESH INTERNATIONAL CORP.
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

	Common Stock		Capital in
			Excess of	Retained
	Shares	Amount	Par Value	Earnings	Total
				(Deficit)

Balance, May 31, 2006	33,000,000	$ 33,000	$ (26,300)	$ 2,225	$ 8,925

Net loss for period				(10,785)	(10,785)
Balance, May 31, 2007	33,000,000	33,000	(26,300)	(8,560)	(1,860)

Share issued for cancellation of debt	12,000,000	12,000	(2,000)	-	10,000

Redemption of shares	(22,500,000)	(22,500)	7,500	-	(15,000)

Additional capital contribution			11,444		11,444

Net loss for period	-	-	-	(20,719)	(20,719)
Balance, May 31, 2008	22,500,000	$ 22,500	$ (9,356)	$ (29,279)	$ (16,135)

These accompanying notes are an integral part of these financial statements.

-F4-

CYBERMESH INTERNATIONAL CORP.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATIONS:
Net loss	$ (20,719)	$ (10,785)
Reconciliation of net loss to net cash consumed by operating activities:

Charges not requiring the outlay of cash:
Common stock issued for services	5,100	-
Common stock issued for payment of expenses	4,900
Changes in assets and liabilities:
Increase in accrued interest receivable	(3,500)	-
Increase in accrued liabilities	2,988	2,000
Decrease in taxes payable	-	(300)
Net Cash Consumed by Operating Activities	(11,231)	(9,085)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to Cyber Mesh Systems, Inc.	(100,000)	-
Net Cash Consumed by Investing Activities	(100,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible note	100,000	-
Increase in paid in capital	11,444
Proceeds from shareholder advances	270,500	-
Repayments of shareholder advances	(270,500)
Net Cash Provided by Financing Activities	111,444	-

Net increase (decrease) in cash	213	(9,085)

Cash balance, beginning of period	140	9,225

Cash balance, end of period	$ 353	$ 140

These accompanying notes are an integral part of these financial statements.

-F5-

CYBERMESH INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2008

1. ORGANIZATION AND BUSINESS Organization of Company

The Company was incorporated in the State of Nevada on September 27, 2004 as “Asia Projects Corporation”, for the purpose of distributing health supplements worldwide. On May 9, 2006 the Company changed its name to “Smokers Lozenge Inc.”. It commenced operations on September 30, 2005.

On April 2, 2006, the Company entered into a distribution agreement with United Overseas Products Pty Ltd. to distribute the Smokers Lozenge (the “Lozenge”), a health supplement targeted to smokers, on an exclusive basis worldwide and on a non exclusive basis in China for 10 years with automatic successive renewals of five year periods.

On May 8, 2006, the Company entered into a Sub-Distribution Agreement with Pacific Health Products Company (“Pacific”). Under the terms of the agreement, Pacific would market the Lozenge throughout British Columbia, on a non-exclusive basis. The agreement was for one year, with automatic renewals on a yearly basis, with termination to be effective after 90 days written notice by either party. This agreement was terminated on February 28, 2008.

On February 28, 2008, the Company executed an asset purchase agreement (the Agreement), with Cyber Mesh Systems, Inc. (CMS), under which the Company would acquire all the assets of CMS in return for 22,500,000 shares of Company common stock and the forgiveness of $100,000 of debt owed to the Company by CMS. CMS is incorporated in the Canadian province of British Columbia. It is an internet-based research and development company. Shares to be used to close this acquisition were issued on February 29, 2008 and deposited with an escrow agent pending the closing. The closing was to take place on May 31, 2008.

Pursuant to the terms of the agreement, 22,500,000 shares were issued and held in escrow on February 28, 2008, pending the closing date when these shares were to be issued to respective shareholders. The Agreement was subsequently terminated on July 23, 2008. The 22,500,000 were cancelled and the Company currently has no business activity (See Note 10).

On April 3, 2008, in preparation for the asset purchase, the Company merged with a subsidiary, Cybermesh International Corp, a Nevada company with no prior operating history and with no assets, liabilities or equity. As a result, the Company changed its name to Cybermesh International Corp. (“CMI Nevada”) to better reflect the proposed future direction and business of the company.

-F6-

CYBERMESH INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2008

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash

For purposes of the statements of cash flows, the Company considers all short term debt securities purchased with a maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and, advances receivable.

Recognition of Revenue

Revenue is recognized when product is delivered to customers. In determining recognition, the following criteria are considered: persuasive evidence exists that there is an arrangement between buyer and seller; delivery has occurred; the sales price is fixed or determinable; and collectibility is reasonably assured.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments consisting of cash and advances receivable, approximate their fair value at May 31, 2008.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes”, which requires the use of the “liability method”. Accordingly, deferred tax liabilities and assets are determined based on differences between the financial statement and tax bases of assets and liabilities, and of net operating loss carry forwards, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the income that is currently taxable.

-F7-

CYBERMESH INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2008

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

Advertising Costs

The Company will expense advertising costs when the advertisement occurs. The Company did not incur any advertising costs in the years ended May 31, 2008 or 2007.

Net Income per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings Per Share” and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net income per common share are computed by dividing the net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying financial statements.

Segment Reporting

Management will treat the operations of the Company as one segment.

Research and Development

Research costs are expenses as incurred. Development costs are also expensed unless, in the Company’s view, they meet specific criteria related to technical, market and financial feasibility, in which case they are deferred and amortized. Amortization is calculated on a straight-line basis over the expected life of the related products. As at year end, the Company had not incurred any research costs which would be required to be amortized.

-F8-

CYBERMESH INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2008

3. CONVERTIBLE NOTE PAYABLE

The Company is obligated under a convertible note agreement with a Swiss bank. Although the note does not bear interest, interest has been imputed at 6%. The note is now due on demand. Maturity of the note originally depended on the outcome of the Agreement (Note 1). The due date was the earlier of three dates: one year from the date of execution of the Agreement; sixty days after closing of the acquisition contemplated by the Agreement; or 30 days after termination of the Agreement. Since the Agreement was terminated July 23, 200, the note matured on August 22, 2008.

The note is convertible to common stock at the option of the Company. The conversion rate is $1 per share.

4. AMOUNTS DUE TO SHAREHOLDERS

On November 15, 2007, the Company redeemed 1,500,000 of its outstanding common shares for $.01 per share. The redemption was made by the Company obligating itself to the shareholders for $15,000. These obligations do not bear interest but interest has been imputed at 6%; they are not supported by notes.

5. RELATED PARTY TRANSACTIONS

On November 15, 2007, the Company repurchased 1,500,000 shares from its President and two of its principal shareholders at a mutually agreed price of $0.01 per share (Note 4).

The Company conducts its business in the office of a company controlled by a significant shareholder. There has been no charge for this use. If there were a charge, it would be insignificant.

6.         SHARE AUTHORIZATION AND STOCK SPLIT

During the quarter ended November 30, 2007, the authorized common shares were increased to 3,000,000,000. In addition, on November 30, 2007, the outstanding shares were split 15 for 1, raising the number of outstanding shares to 22,500,000.

7.         SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes during either of the periods presented.

On November 13, 2008, 800,000 shares of common stock were issued in exchange for services ($5,100) and reimbursement of expenses previously paid on behalf of the Company ($4,900).

On November 15, 2008, 1,500,000 shares of common stock were redeemed from three shareholders. As consideration for the redemption, the Company obligated itself to pay $15,000 (Note 4).

8.         RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect adoption of recently issued accounting pronouncements to have a significant effect on the Company’s results of operations, financial position or cash flows.

-F9-

CYBERMESH INTERNATIONAL CORP.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2008

9. INCOME TAXES

The Company experienced losses during the years ended May 31, 2008 and 2007. The Internal Revenue Code allows net operating losses (NOL’s) to be carried back and then forward and applied against future profits for a period of twenty years. The Company carried back $2,525 of its loss to the year ended May 31, 2006 and recovered $300 of taxes paid for that year. The remaining losses which total $29,279, are available for future years; if not used, these carryforwards will expire as follows:

Years Ended
May 31, 2027	$ 8,560
May 31, 2028	20,719

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The potential benefit of the loss carryforwards has been offset by a valuation allowance. The Company has recorded deferred tax assets as follows:

Deferred Tax Assets	$4,392
Valuation Allowance	4,392
Balance Recognized	$ -

10.         SUBSEQUENT EVENTS

A proposed asset acquisition agreement with CMS was terminated on July 23, 2008 (see Note 1). The terms of such an acquisition were subsequently renegotiated and, on August 27, 2008, an agreement was executed with CMS, under which the Company would acquire all of the assets of CMS in return for cancellation of the $100,000 of advances which the Company had made to CMS.

The Company is in negotiations for the private placement of equity securities. An advance of $60,000 was received in anticipation of this private placement on August 26, 2008.

-F10-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL STATEMENTS
None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose, except as noted below under “Changes in Internal Controls.”

Changes in Internal Controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in the Company’s periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Prior to the issuance of our financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our financial statements for the year ended May 31, 2008, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Limitations on Effectiveness of Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15 under the Exchange Act, as amended. As of May 31, 2008, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management of the Company, including the chief executive officer and the chief financial officer, concluded that the Company’s internal control over financial reporting was effective as of May 31, 2008.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s Report was not subject to attestation by the Company’s public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only Management’s Report in this Annual Report.

Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that could materially affect these controls during our most recent quarter.

ITEM 9B.        OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS

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

Name	Age	Position	Period Serving	Term (1)
		President, CEO, CFO,
Locksley Samuels	56	Treasurer Director,	Sept 11, 2008-	1 year
		Secretary	September 10, 2009

(1)	Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed.

Locksley Samuels was appointed the above noted positions on September 11, 2008. Mr. Samuels will be responsible for operations, financial budgets and forecasts, implementing our investment projects, overseeing research and development and human resources and marketing. Mr. Samuels is also responsible for our overall direction and various initiatives as needed from time to time in maintaining our company, and overseeing our public relations efforts with investors. Mr. Samuels does not hold any shares in the Company.

Mr. Samuels is currently the President of Eurotrend Manufacturing Co., Ltd., ("Eurotrend"), a company based in Jamaica, providing services for design, manufacturing and installation of custom kitchen cabinetry. Mr. Samuels has been the President of Eurotrend since its inception in 1984.

Mr. Samuels obtained his Bachelors of Applied Sciences degree in Chemical Engineering from the University of Waterloo in Ontario, Canada in 1975.

Significant Employees:

Our significant employees are our sole officer and director, Mr. Samuels who provides a significant contribution to our business.

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

Audit Committee

We do not currently have a standing audit committee. The Company’s Chief Executive Officer is actively researching candidates for membership on the Board of Directors who would be “independent” and who, accordingly, could serve on an audit committee. The board member who is currently performing the equivalent functions of an audit committee is our President, Locksley Samules, who has not been determined to be an “audit committee financial expert.”

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
  Experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the registrant’s financial statements, or experience actively supervising one or more persons engaged in such activities;
  An understanding of internal controls and procedures for financial reporting; and
  An understanding of audit committee functions.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of the its common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. As of the year ended May 31, 2008, our sole officer and director and shareholders did not hold more than 10% of our common stock.

Code of Ethics

We do not have a code of ethics and expect to develop a code of ethics in the next 12 months.

Material Changes to Nominations by Security Holders of Director Candidates

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

DIRECTORS’ COMPENSATION

Our Directors do not receive compensation for serving on the Board of Directors. Directors are reimbursed for any expenses incurred on behalf of the Company.

ITEM 11. EXECUTIVE COMPENSATION

Our officers and directors were not compensated during the fiscal years ended May 31, 2008 and 2007.

We presently do not have any compensation agreement with our officers and directors.

Stock Option Grants

We have not granted any stock options to our sole executive officer since incorporation.

Consulting Agreements

We do not have any employment or consulting agreement with our sole officer and director and we will not pay such director any amount for acting on the Board of Directors.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended May 31, 2008 and 2007.

LONG TERM COMPENSATION
RESTRICTED
OPTION
					OTHER ANNUAL	STOCKS/PAYOUTS	SARS	LTIP	ALL OTHER
NAME	TITLE	YEAR	SALARY	BONUS	COMPENSATION	AWARDED	($)	COMPENSATION	COMPENSATION
Dudley Delapenha	President, CEO, Director, Secretary	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
		2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mr. Delapenha previously held the position as President, CEO, Director and Secretary of the Company. The company received his notice of resignation on September 11, 2008. Mr. Delapenha was not compensated for his services rendered to the Company. Mr. Locksley Samuels was appointed our President, CEO, CFO, Secretary, Treasure and Director effective September 11, 2008. He will not be compensated for his services rendered to the Company. Mr. Samuels does not hold any outstanding shares in the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth as of September 11, 2008 certain information regarding the beneficial ownership of our common stock by:

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

As of September 11, 2008, 22,500,000 shares with a par value of $0.001 per share were issued and outstanding. We are authorized to issue 3,000,000,000 shares with a par value of $0.001 per share.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	% Class(1)
Officers and Directors:
	Locksley Samuels
	Lot 20, Carifta Avenue
Common Stock	PO Box 422	Nil	0%
	Kingston 11 L8, Jamaica

Officers and Directors as a		Nil	0%
Group

5% Shareholders:
	Common Stock held in escrow
Common Stock	pursuant to the Asset Purchase	22,500,000	50%
	Agreement(2)

Officers, Directors and 5%		22,500,000	50%
Shareholders as a Group

(1)	Based on 45,000,000 shares outstanding as of May 31, 2008.

(2)	The shares issued under the Asset Purchase Agreement will be deposited into escrow with 50% of the shares being released to each party within five days of completion of the Agreement and the remaining 50% being released to each party being the earlier of the first anniversary of the completion of the Agreement or termination of the management employment agreement by the company. The escrow agreement is attached as Schedule B (page 116) in the Asset Purchase Agreement attached in Exhibit 10.1.

A total of 22,500,000 shares were deposited in escrow. The Agreement was subsequently terminated on July 23, 2008 and the 22,500,000 shares were cancelled. The total outstanding number of shares is now 22,500,000. All remaining shareholders hold less than 5% of our outstanding common shares.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the quarter ended November 30, 2007, the Company issued 800,000 shares to an individual employed by a company that is controlled by a shareholder who at that time owned a majority of the Company’s outstanding shares. These shares were issued in return for the cancellation of $10,000 of accounts payable. The Company also redeemed 1,500,000 of its commons shares of which 200,000 common shares were previously held by our President, outstanding for $0.01 per share. This redemption was made by the issuance of $15,000 of promissory notes. The notes bear interest at 6% and do not have a specified due date.

During the quarter ended November 30, 2007, the authorized common shares were increased to 3,000,000,000. In addition, the outstanding shares were split 15 for 1, raising the number of outstanding shares to 22,500,000. Our total number of shares outstanding is 45,000,000 including the 22,500,000 common shares held in escrow pursuant to the Asset Purchase Agreement.

Corporate Governance - Director Independence

The Company anticipates its stock to be quoted on the Over The Counter Bulletin Board, which does not have director independence requirements. Under Item 407(a) of Regulation S-B, the Company has chosen to measure the independence of its directors under the definition of independence used by the American Stock Exchange, which can be found in the AMEX Company Guide, §121(A)(2) (2007). Under such definition, none of the directors of the Company is independent, because the Company’s board of directors cannot affirmatively determine that any of its directors does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the Company’s last two fiscal years:

	2008	2007
Audit fees	$5,000	$4,000
Audit-related fees	-	-
Tax fees	-
All other fees	5,000	5,000

Total	$10,000	$9,000

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

Maintaining Principal Accountant’s Independence

The board of directors has considered whether the provision of the services described below are compatible with maintaining the principal accountant’s independence and believes that such services do not compromise that independence.

ITEM 15.	EXHIBITS
Exhibit Number	Description
3.01	Articles of Merger filed with the Nevada Secretary of State on March 19, 2008, effective April 3, 2008 (2)
3.1	Certificate of Incorporation dated September 27, 2004(1)
3.2	Articles of Incorporation dated September 27, 2004(1)
3.3	Certificate Amending Articles of Incorporation dated May 9, 2006(1)
3.4	Bylaws, effective September 27, 2004(1)
10.1	Asset Purchase Agreement dated February 28, 2008(3)
10.2	Termination Agreement to the Asset Purchase Agreement dated July 23, 2008(4)
10.3	Debt Settlement Agreement dated August 27, 2008(5)
23.1	Consent Letter from Robert Jeffrey, CPA
31.1	CEO and CFO Section 302 Certification
32.1	CEO and CFO Section 906 Certification

(1)	Incorporated by reference from our Form SB-2 that was originally filed with the SEC on August 2, 2006

(2)	Incorporated by reference from Form 8K filled with the SEC on April 7, 2008.

(3)	Incorporated by reference from Form 8K filled with the SEC on March 5, 2008.

(4)	Incorporated by reference from Form 8K filed with the SEC on July 28, 2008.

(5)	Incorporate by reference from Form 8K filed with the SEC on September 8, 2008.

SIGNATURES

     In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERMESH INTERNATIONAL CORP.

Date: September 11, 2008

/s/ Locksley Samuels
By:
Locksley Samuels
President, CEO, CFO, Secretary, Treasurer,
Director

     In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Locksley Samuels	President, CEO, CFO, Secretary,	September 11, 2008
Locksley Samuels	Treasurer and Director