Form 10-Q
period 2008-08-31
CYBERMESH INTERNATIONAL CORP.
filed 2008-10-15
CIK 1367617

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 ________________ FORM 10-Q ________________

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from           to

Commission file number 000-52207 ________________

CYBERMESH INTERNATIONAL CORP.

(Exact name of small business issuer as specified in its charter)

________________

NEVADA (State or other jurisdiction of incorporation or organization)	98-0512139 (IRS employer Identification No.)

#200-3753 Howard Hughes Parkway, Las Vegas, NV, 89169
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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of August 31, 2008, 22,500,000 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Item 1. FINANCIAL STATEMENTS

CYBERMESH INTERNATIONAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2008

CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS

	August 31, 2008	May 31, 2008
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$ 15,325	$ 353
Accrued interest receivable	-	3,500
Total Current Assets	15,325	3,853

Other Assets:
Advances to contractor	50,000	-
Intellectual property	100,000	-
Advances receivable	-	100,000
Total Other Assets	150,000	100,000

Total Assets	$ 165,325	$ 103,853

LIABILITIES AND SHAREHOLDER’S DEFICIENCY

Current Liabilities:
Amounts due to shareholders	$25,000	$15,000
Advance received on share subscription	60,000	-
Accrued interest payable	4,863	2,988
Accrued liabilities	2,000	2,000
Convertible note payable	100,000	100,000

Total Current Liabilities	191,863	119,988

Stockholders’ Deficiency:
Common stock: authorized 3,000,000,000 shares of $0.001 par	22,500	22,500
value; issued and outstanding, 22,500,000 shares
Capital deficiency	(9,356)	(9,356)
Accumulated deficit	(39,682)	(29,279)
Total Stockholder’s Deficiency	(26,538)	(16,135)

Total Liabilities and Stockholders’ Deficiency	$ 165,325	$ 103,853

These accompanying notes are an integral part of these financial statements.
-F1-

     CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS PERIOD ENDED AUGUST 31, 2008 and AUGUST 31, 2007
 (UNAUDITED)

	2008	2007

Revenue	$ -	$ -

Expenses:
Administrative Expenses	10,403	85
Operating Loss	(10,403)	(85)

Net loss for the period	$(10,403)	$(85)

Loss Per Share -
Basic and Diluted	$ -	$ -

Weighted average
number of shares
Outstanding	22,500,000	33,000,000

These accompanying notes are an integral part of these financial statements.

-F2-

      CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2008 AND AUGUST 31, 2007

	2008	2007
CASH FLOWS FROM OPERATIONS:

Net loss	$ (10,403)	$ (85)
Reconciliation of net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Interest imputed on debt	1,875
Interest forgiven under debt settlement	3,500	-

Net Cash Consumed by Operating Activities	(5,028)	(85)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made to contractor	(50,000)	-

Net cash consumed by Investing Activities	(50,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of advances for share subscriptions	60,000	-
Proceeds of shareholder loans	10,000	50,000

Net Cash Provided by Financing Activities	70,000	50,000

Net increase (decrease) in cash	14,972	(49,915)

Cash balance, beginning of period	353	140

Cash balance, end of period	$ 15,325	$ 50,055

These accompanying notes are an integral part of these financial statements.

-F3-

CYBERMESH INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Cybermesh International Corp. (“the Company”) as of August 31, 2008 and 2007 and for the three month periods ended August 31, 2008 and 2007 have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the three month period ended August 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2009.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2008.

2. CONSOLIDATION

These financial statements include the accounts of the Company and its wholly owned subsidiary, Cybermesh International Corp. (“CMS Belize”). All intercompany transactions have been eliminated in consolidation. CMS Belize was incorporated in Belize in August 2008. CMS Belize was originally named Omni Research Corporation; its name was changed shortly after its formation.

3. ACQUISITION and NAME CHANGE

On February 28, 2008, the Company executed an asset purchase agreement (the Agreement), with Cyber Mesh System, Inc., a British Columbia company (CMS BC), under which the Company would acquire all the assets of CMS BC in return for 22,500,000 shares of Company common stock and the forgiveness of $100,000 of debt owed to the Company by CMS BC. CMS BC is an internet-based research and development company. Shares to be used to close this acquisition were issued on February 29, 2008 and deposited with an escrow agent pending a closing. The closing was to take place on May 31, 2008, but the Agreement was terminated on July 23, 2008 and the 22,500,000 shares were cancelled. The terms of the Agreement were subsequently renegotiated and, on August 27, 2008, an agreement was executed with CMS BC under which the Company would acquire all of the assets of CMS BC in return for $100,000 of advances which the Company had made to CMS BC. Title to these assets, which consist principally of computer based intellectual property, was assigned to CMS Belize, the Company’s wholly owned subsidiary.

CYBERMESH INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2008

4. RELATED PARTY TRANSACTIONS

On November 15, 2007, the Company redeemed 1,500,000 of its outstanding common shares for $.01 per share. This redemption was made by the Company obligating itself to shareholders for $15,000. A further $ 10,000 was advanced during the quarter ended August 31, 2008 for the purpose of funding working capital needs. These obligations do not bear interest but interest has been imputed at 6%. They are not supported by notes.

5. SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented. There were no noncash investing or financing activities during either of the periods presented.

6. SUBSEQUENT EVENTS

On September 15, 2008, an agreement was executed between CMS Belize, the Company’s wholly owned subsidiary, and a software development company, which will provide the technical resources needed to complete development of the Company’s product line. The agreement obligates the Company to pay fees of $50,000 per month for a minimum of one year. An advance payment of $50,000 had been made during the month of August 2008.

On September 1, 2008, the Company began a private placement offering for the issuance of equity securities. Common stock and warrants to purchase common stock are being offered as units, with each unit consisting of one share of stock and one warrant to purchase an additional share of stock at $.50 per share for a period of twenty four months. A total of 520,000 units were offered. Advanced subscriptions of $60,000 were received during the month of August 2008.

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

On February 28, 2008, we entered into an Asset Purchase Agreement with Cyber Mesh Systems Inc. (“CMS BC”), a company incorporated in the province of British Columbia, wherein we have agreed to purchase all the assets of CMS BC. Consideration for the purchase of the assets is the forgiving of a loan from our company to CMS BC in the amount of $100,000. In addition to the forgiving of the loan, we have agreed to issue 8,500,000 shares of our company to CMS BC and a further 14,000,000 shares to principals of CMS for a total 22,500,000 shares. The Agreement was subsequently terminated on July 23, 2008.

Acquisition of Subsidiary

Effective August 23, 2008, the Company completed its acquisition of its subsidiary, Omni Research Corporation of which the name of the company was subsequently changed to Cybermesh International Corp. (“CMS Belize”). CMS Belize is a company incorporated under the laws of Belize and prior to being acquired, had no prior operating history with no assets, liabilities or equity. CMS Belize has an authorized capital of 50,000 common shares of which all 50,000 shares were issued to the Company for consideration of $ 5,000.

Debt Settlement Agreement

On August 27, 2008, the Company entered into a debt settlement agreement with CMS BC. CMS BC owed the Company $ 100,000 under a promissory note. The $100,000 was settled in exchange for products and proprietary technologies currently being marketed and also products and proprietary technologies under development of CMS BC (“Acquired Technologies”). Pursuant to the agreement, these assets shall be transferred to CMS Belize, the Company’s wholly owned subsidiary.

Acquired Technologies consist of the following:

·	Blast IPTV - high definition streaming video TV

·	Free Internet Hot Spots - local advertising supported wireless networks

·	Mobile 2 Global Cellular - VOIP Communication Products

·	Wireless Network Routers and other telecommunication equipment

·	ISP and Website Hosting

·	Website and Multi-Media Development

Service Agreement

On September 15, 2008, we entered into a service agreement with Block Arcade I.T. Services Inc. (“Block Arcade”), an independent; Nevada based high tech product research and development company. The Company has engaged Block Arcade to launch the Acquired Technologies into market by delivering high definition videos, movies, television programming, and audio visual products – internet to end user devices. Block Arcade will use various proprietary technologies acquired under the debt settlement agreement in developing the Acquired Technologies such as compression, encryption, video streaming and telecommunication technologies. Acquired and Technologies will be licensed to Block Arcade for the sole purpose of research and development efforts. The contract for services is for 1 year with a monthly fee payable in advance in the amount of $ 50,000.

Upon launching the technologies into market, we believe we will have the following competitive advantages over other similar technologies currently in the market:

·	Low bandwidth, high Definition streaming technology

·	Global network infrastructure with low distribution costs

·	High compression and efficient files delivery structure

·	Digital Rights Management protection and e commerce solutions

We also hope to generate a substantial portion of our revenues through viewer subscriptions, advertising, website development and hosting, and streaming bandwidth charges.

We are committed to developing and deploying web based services that allow increased flexibility of viewing and consumption for the end user. This in tern, gives the content provider a more rigid, fast-growing, reliable and consistent medium from which to operate.

Plan of Operation

Our plan of operation is continue our research and development efforts under the Service Agreement signed with Block Arcade in the next year and to launch products into the marketing within the next 6 months to 1 year.

Results of Operations

Three month period ended August 31, 2008, compared to three month period ended August 31, 2007.

Revenues

We did not generate any revenues for the three month periods ended August 31, 2008 and 2007. We expect to generate revenues upon launching our product line into market within the next 6 months to 1 year.

Expenses

For the three month period ended August 31, 2008, our administrative expenses consist of $5,000 in consulting fees paid to our filing agent for Edgar filing fees, the reversal of $ 3,500 of interest expense which had accrued on the $ 100,000 advance which was cancelled by the Agreement, and $1,875 of interest accrued on Company debt obligations. The remaining balance consists of office and miscellaneous expenses.

Liquidity and Capital Resources

As of August 31, 2008, we had a negative working capital of $ 176,538. Based on our current operations, over the next 12 months, we will require approximately $ 700,000 to sustain our working capital needs as follows:

Legal & Accounting	90,000
Office expenses	10,000
Research and Development	600,000
Total	$700,000

On August 27, 2008, the Company entered into a debt settlement agreement with CMS BC. CMS BC owed the Company $ 100,000 under a promissory note. The $100,000 was settled in exchange for products and proprietary technologies which will be marketed shortly and also products and proprietary technologies under development by CMS BC. Please refer to “Debt Settlement Agreement” above. The $3,500 accrued interest relating to the $100,000 was forgiven.

Sources of capital:

On August 26, 2008, we obtained a $ 60,000 deposit on a private placement on the sale of 520,000 common shares and one non transferable share purchase warrant at a unit price of $0.25 with Zhunger Capital Partners Inc. The effective issue date was September 1, 2008. Each warrant will entitle the subscriber to purchase one additional common share of the Company for the period commencing upon the date of issuance of the within Units by the Board on the day which is 24 months from the date of issuance of the within Units by the Board (the “Warrant Exercise Period”) at an exercise price of U.S. $0.50 per Warrant Share during the 24 months of the Warrant Exercise Period.

The balance of $ 70,000 is payable by September 5, 2008. We have received the balance and as of to September 5, 2008, a further 520,000 shares were issued, bringing the balance of our outstanding shares to 23,020,000. Proceeds received will be used to fund working capital needs as mentioned under “Liquidity and Capital Resources”.

On December 31, 2007, we signed a promissory note with a Swiss investor, granting us $ 100,000 for the purpose of facilitating the Agreement with CMS BC. Although the note does not bear interest, interest has been imputed at 6%. The note is now due on demand. Maturity of the note originally depended on the outcome of the Agreement with CMS BC. The due date was the earlier of three dates: one year from the date of execution of the Agreement; sixty days after closing of the acquisition contemplated by the Agreement; or 30 days after termination of the Agreement. Since the Agreement was terminated July 23, 2008, the note matured on August 22, 2008. The note is convertible to common stock at the option of the Company. The conversion rate is $1 per share. The Company expects to settle this debt by issuing 100,000 shares to the investor during the quarter ended November 30, 2008.

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

Item 4T. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer/Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Chief Executive Officer/Chief Accounting Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-Q.

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s first fiscal quarter ended August 31, 2008 the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in our Registration statement on Form 10-K for the year ended May 31, 2008 filed simultaneously with this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 1, 2008, we entered into a share subscription agreement with Zhunger Capital Partners Inc. to purchase 520,000 common shares with one warrant attached to each shares exercisable at a price of $0.50 for a period of 24 months for total proceeds of $ 130,000. Please refer to “Sources of Capital”.

The offer and sale of the shares were exempt from registration pursuant to section 4(2) of the Securities Act, Rule 701 and Rule 506 of Regulation D promulgated thereunder. We limited the manner of the offering and provided disclosure regarding the offering and our company to the stockholders. We believe that these sales were also exempt under Regulation S under the Securities Act, as such sales were made in offshore transactions to a non-U.S. persons.

All of our authorized common shares are of the same class and, once issued, rank equally as to dividends, voting powers, and participation in assets. Holders of shares are entitled to one vote for each share held of record on all matters to be acted upon by the shareholders.

Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submission of Matters to a Vote of Security Holders
None
Item 5.	Other Information
None.
Item 6.
Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, dated September 27, 2004 (1)
3.2	Articles of Incorporation, dated September 27, 2004 (1)
3.3	Certificate Amending Articles of Incorporation dated May 9, 2006 (1)
3.4	Bylaws, effective September 27, 2004 (1)
3.01	Articles of Merger filed with the Nevada Secretary of State on March 19, 2008, effective April 3, 2008 (2)
10.1	Debt Settlement Agreement, dated August 27, 2008(3)
10.2	Service Agreement, dated September 15, 2008
31.1	CEO, CAO Section 302 Certification
32.1	CEO, CAO Section 906 Certification

(1)	Incorporated by reference from our Form SB-2 that was originally filed with the SEC on August 2, 2006.

(2)	Incorporated by reference from Form 8K filled with the SEC on April 7, 2008.

(3)	Incorporated by reference on Form 8K filed with the SEC on September 8, 2008.

B) Reports on Form 8-K

On June 2, June 9, July 7, July 28, 2008, the Company filed an 8K reporting items:
Item 1.01: Entry into a Material Definitive Agreement
Item 9.01: Financial Statements and Exhibits

On August 7, 2008, the Company filed an 8K reporting items:
Item 5.02: Departure of Directors, or Principal Officers; Election of Directors; Appointment of Principal Officers

On September 8, 2008, the Company filed an 8K reporting items:
Item 1.01: Entry into a Material Definitive Agreement
Item 5.02: Departure of Directors, or Principal Officers; Election of Directors; Appointment of Principal Officers
Item 9.01: Financial Statements and Exhibits

On September 11, 2008, the Company filed an 8K reporting items:
Item 1.01: Entry into a Material Definitive Agreement
Item 5.02: Departure of Directors, or Principal Officers; Election of Directors; Appointment of Principal Officers

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERMESH INTERNATIONAL CORP.
Date: October 15, 2008
By: /s/ Locksley Samuels
Locksley Samuels
Locksley Samuels, CEO, CAO, Secretary, Treasurer
and Director