Form 10-Q
period 2008-11-30
CYBERMESH INTERNATIONAL CORP.
filed 2009-01-20
CIK 1367617

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________
FORM 10-Q
________________

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                       to                        .

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

As of November 30, 2008, 23,660,000 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Item 1. FINANCIAL STATEMENTS

CYBERMESH INTERNATIONAL CORP.

CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2008

CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,
	2008	2008
ASSETS	(Unaudited)	(Audited)

Current Assets:
Cash	$ 33,361	$ 353
Accrued interest receivable	-	3,500
Total Current Assets	33,361	3,853

Other Assets:
Deposit	200	-
Intellectual property	100,000	-
Advances receivable	-	100,000

Total Other Assets	100,200	100,000
Total Assets	$ 133,561	$ 103,853

LIABILITIES AND SHAREHOLDER’S DEFICIENCY

Current Liabilities:
Amounts due to shareholders	$ 26,500	$15,000
Accrued interest payable	6,695	2,988

Accrued liabilities	2,000	2,000
Advances from affiliate	77,695	-
Convertible note payable	100,000	100,000
Total Current Liabilities	212,890	119,988

Stockholders’ Deficiency:
Common stock: authorized 3,000,000,000 shares of $0.001 par
value; issued and outstanding, 23,660,000 and 22,500,000	23,660	22,500
shares, respectively
Capital in excess (deficient) of par value	221,484	(9,356)
Paid in capital – warrants	58,000	-
Accumulated deficit	(382,473)	(29,279)

Total Stockholder’s Deficiency	(79,329)	(16,135)
Total Liabilities and Stockholders’ Deficiency	$ 133,561	$ 103,853

These accompanying notes are an integral part of these financial statements.

-F1-

CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2008 AND 2007
(unaudited)

	Three Month Periods		Six Month Periods

	2008	2007	2008	2007

Revenue	$ -	$ -	$-

Expenses:
Administrative Expenses	340,959	13,224	349,487	13,309
Operating Loss	(340,959)	(13,224)	(349,487)	(13,309)

Other Expense:

Interest expense	(1,832)	-	(3,707)	-
Net loss for the period	$(342,791)	$(85)	$(353,194)	$(13,309)

Loss Per Share -
Basic and Diluted	$ -	$ -	$ -	$ -

Weighted average
number of shares
Outstanding	23,080,000	31,250,000	22,790,000	32,125,000

These accompanying notes are an integral part of these financial statements.

-F2-

      CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED NOVEMBER 30, 2008 AND 2007
(unaudited)

	2008	2007
CASH FLOWS FROM OPERATIONS:

Net loss	$ (353,194)	$ (13,309)
Reconciliation of net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Interest imputed on debt	3,707	-
Interest receivable forgiven under debt settlement	3,500	-
Expenses accrued as shareholder advances	5,000	8,000
Changes in assets and liabilities:
Increase in accrued liabilities	-	4,000
Increase in deposits	(200)

Net Cash Consumed by Operating Activities	(341,187)	(1,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliate	77,695
Proceeds from sale of stock units	290,000	-
Proceeds of shareholder loans	6,500	50,000
Repayment of shareholder loans	-	(34,100)

Net Cash Provided by Financing Activities	374,195	15,900

Net increase in cash	33,008	14,591

Cash balance, beginning of period	353	140

Cash balance, end of period	$ 33,361	$ 14,731

These accompanying notes are an integral part of these financial statements.

-F3-

CYBERMESH INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2008

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Cybermesh International Corp. (“the Company”) as of November 30, 2008 and 2007 and for the three and six months periods ended November 30, 2008 and 2007 have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the six month period ended November 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2009.

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

3. ACQUISITION and NAME CHANGE

On February 28, 2008, the Company executed an asset purchase agreement (the Agreement), with Cyber Mesh System, Inc., a British Columbia company (CMS BC), under which the Company would acquire all the assets of CMS BC in return for 22,500,000 shares of Company common stock and the forgiveness of $100,000 of debt owed to the Company by CMS BC. CMS BC is an internet-based research and development company. Shares to be used to close this acquisition were issued on February 29, 2008 and deposited with an escrow agent pending a closing. The closing was to take place on May 31, 2008, but the Agreement was terminated on July 23, 2008 and the 22,500,000 shares were cancelled. This transaction was never reflected on the May 31, 2008 financial statements. The terms of the Agreement were subsequently renegotiated and, on August 27, 2008, an agreement was executed with CMS BC under which the Company would acquire all of the assets of CMS BC in return for $100,000 of advances which the Company had made to CMS BC. Title to these assets, which consist principally of computer based intellectual property, was assigned to CMS Belize, the Company’s wholly owned subsidiary.

-F4- - 7 -

CYBERMESH INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2008

4. RELATED PARTY TRANSACTIONS

On November 15, 2007, the Company redeemed 1,500,000 shares of its outstanding common stock for $.01 per share. This redemption was made by the Company obligating itself to shareholders for $15,000. A further $ 6,500 was advanced by shareholders during the quarter ended November 30, 2008 for the purpose of funding working capital needs and expenses totaling $ 5,000 were paid by shareholders on behalf of the Company. These obligations do not bear interest but interest has been imputed at 6%. They are not supported by notes.

5. PRIVATE PLACEMENTS

On September 1, 2008, the Company began a private placement offering for the issuance of equity securities. Common stock and warrants to purchase common stock are being offered as units, with each unit consisting of one share of stock and one warrant to purchase an additional share of stock at $.50 per share for a period of twenty four months. A total of 1,160,000 units were acquired by 4 investors, yielding proceeds of $290,000. The warrants were valued at $ .05 based upon a Black Scholes valuation.

6. ADVANCES FROM AFFILIATE

The Company received advances from an affiliate during the quarter totaling $ 77,695. These advances provided for working capital needs. The advances are due in 1 year with and interest rate of 6% payable at the end of the term loan.

7. EXPENSES

Major items included in Administrative Expenses were the following:

	2008	2007
Research and development	$ 259,032	$ -
Legal & Accounting	53,551	4,692
Consulting	30,500	7,114
Bad debt	3,500
Transfer agent fees	2,549	1,250
Office and miscellaneous	355	253
Total administrative expenses	$ 349,487	$ 13,309

8.      SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during any of the periods presented. Except as described in next paragraph, there were no non-cash investing or financing activities during any of the periods presented.

On August 27, 2008, an agreement was concluded with CMS BC under which the Company acquired all of the assets of CMS BC in return for forgiveness of $100,000 of advances which the Company had made to CMS BC. Title to these assets, which consist principally of computer based intellectual property, was assigned to CMS Belize, the Company’s wholly owned subsidiary.

-F5- - 8 -

CYBERMESH INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 NOVEMBER 30, 2008

9.       ACQUISITION OF SUBSIDIARY

Effective August 23, 2008, the Company completed an acquisition of Omni Research Corporation. The name of the company was subsequently changed to Cybermesh International Corp. (“CMS Belize”). CMS Belize is a company incorporated under the laws of Belize and prior to being acquired, had no prior operating history with no assets, liabilities or equity. CMS Belize has an authorized capital of 50,000 common shares of which all 50,000 shares were issued to the Company for consideration of $ 5,000.

10.       SUBSEQUENT EVENT

On September 15, 2008, the Company entered into a servicing agreement with Block Arcade, IT Services Inc. (Block Arcade). The agreement called for Block Arcade to further develop the computer-based intellectual property which the Company had acquired from CMS BC (see Note # 8). The agreement committed the Company to pay servicing fees of $ 50,000 per month for a minimum of one year.

On December 15, 2008, the Company executed a Termination Agreement with Block Arcade under which the obligation for monthly fees was terminated. Through the date of termination, the Company had paid fees totaling $150,000. That amount has been included within research and development expense of $ 259,032 (see Note #7.)The Company is currently enlisting bids to further its research and development efforts and hopes to obtain a more cost effective method to launch the Acquired Technologies to market.

11.       GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency and an accumulated deficit as of November 30, 2008 in the amount of $ 179,529 and $ 382,473, respectively and has experienced continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

-F6-

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

Effective April 3, 2008, we completed a merger with our subsidiary, Cybermesh International Corp, a Nevada company with no prior operating history with no assets, liabilities or equity. As a result, we changed our name from “Smokers Lozenge Inc.” to Cybermesh International Corp. (“CMI Nevada”) to better reflect the proposed future direction and business of the company.

On February 28, 2008, we entered into an Asset Purchase Agreement with Cyber Mesh Systems Inc. (“CMS BC”), a company incorporated in the province of British Columbia, wherein we agreed to purchase all the assets of CMS BC. Consideration for the purchase of the assets is the forgiving of a loan from our company to CMS BC in the amount of $100,000. In addition to the forgiving of the loan, we agreed to issue 8,500,000 shares of our company common stock to CMS BC and a further 14,000,000 shares of common stock to principals of CMS for a total 22,500,000 shares. The Agreement was subsequently terminated on July 23, 2008.

Acquisition of Subsidiary

Effective August 23, 2008, the Company completed an acquisition of Omni Research Corporation. The name of the company was subsequently changed to Cybermesh International Corp. (“CMS Belize”). CMS Belize is a company incorporated under the laws of Belize and prior to being acquired, had no prior operating history with no assets, liabilities or equity. CMS Belize has an authorized capital of 50,000 common shares of which all 50,000 shares were issued to the Company for consideration of $ 5,000.

Debt Settlement Agreement

On August 27, 2008, the Company entered into a debt settlement agreement with CMS BC. CMS BC owed the Company $ 100,000 under a promissory note. The $100,000 was cancelled in exchange for proprietary technologies which were developed by CMS BC (“Acquired Technologies”). Pursuant to the agreement, these assets shall be transferred to CMS Belize, the Company’s wholly owned subsidiary.

Acquired Technologies consist of the following:

·	Blast IPTV - high definition streaming video TV
·	Free Internet Hot Spots - local advertising supported wireless networks
·	Mobile 2 Global Cellular - VOIP Communication Products
·	Wireless Network Routers and other telecommunication equipment
·	ISP and Website Hosting
·	Website and Multi-Media Development

And the following proprietary technologies under development:

·	CMS Fiber Optic Router
·	SSID Wireless Security Protocol and Certification

Service Agreement

On September 15, 2008, we entered into a service agreement with Block Arcade I.T. Services Inc. (“Block Arcade”), an independent Nevada based high tech product research and development company. The Company has engaged Block Arcade to launch the Acquired Technologies into market by delivering high definition videos, movies, television programming, and audio visual products – internet to end user devices. Block Arcade will use various proprietary technologies acquired under the debt settlement agreement in developing the Acquired Technologies such as compression, encryption, video streaming and telecommunication technologies. The acquired technologies were licensed to Block Arcade for the sole purpose of research and development efforts. The contract for services is for 1 year with a monthly fee payable in advance in the amount of $ 50,000. Please refer to Exhibit 10.2.

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

On December 15, 2008, we entered into a Termination Agreement with Block Arcade. We are currently sourcing bids for furthering our research and development efforts from various high-tech companies and hope to obtain a more cost effective method to launch the Acquired Technologies into market. We expect to finalize a service agreement by the 3rd quarter ended.

Plan of Operation

Our plan of operation is continue our research and development efforts under the Service Agreement signed with Block Arcade in the next year and to launch products into the marketing within the next 6 months to 1 year.

Results of Operations

Three and Six month period ended November 30, 2008, compared to three and six month period ended November 30, 2007.

Revenues

We did not generate any revenues for the six month periods ended November 30, 2008 and 2007. We expect to generate revenues upon launching our product line into market within the next 6 months to 1 year.

Expenses

For the six months period ended November 30, 2008 and 2007, our administrative expenses totaled $ 349,487 and $ 13,309 as follows:

	2008	2007
Research and development	$ 259,032	$ -
Legal & Accounting	53,551	4,692
Consulting	30,500	7,114
Bad debt	3,500	-
Transfer agent fees	2,549	1,250
Office and miscellaneous	355	253
Total administrative expenses	$ 349,487	$ 13,309

We incurred $259,032 in research and development costs relating to the Service Agreement as mentioned above. Our legal and accounting fees amounted to $ 53,551 where legal fees of $ 43,790 were incurred relating to acquisition costs of our subsidiary, preparation of various agreements, and the remaining $ $9,761 accounting fees related to audit fees for the fiscal year end and accounting fees incurred for preparation of records of each quarter.

$ 30,500 in consulting fees were paid to our filing agent for Edgar filing fees and preparation of various SEC forms, and a further $ 2,549 was incurred for transfer agent fees. Bad debt expense consist of the reversal of $ 3,500 of interest income which had accrued on the $ 100,000 advance which was cancelled as per the Debt Settlement Agreement The remaining balance of $ 355 consists of office and miscellaneous expenses.

For the six months period ended November 30, 2008, our interest expense of $ 3,707 consists of interest accrued on Company debt obligations as mentioned below under “Liquidity and Capital Resources”.

For the six months periods ended November 30, 2007, our administrative expenses totaled $ 13,309 and consist of $4,692 in legal and accounting fees with legal fees amounting to $692 for various annual regulatory filings and the remainder $ 4,000 relating to the fiscal year end audit fees. $ 7,114 was incurred for consulting fees relating to Edgar filing costs and preparation of various SEC forms and further $ 1,250 was incurred for in transfer agent fees. The remaining balance consists of office and miscellaneous expenses.

Three month period ended November 30, 2008 and 2007

For the three months period ended November 30, 2008, our administrative expenses totaled $ 340,959 and consist of $ 259,032 in research and development costs, $ 48,551 in legal and accounting fees, $ 30,500 in consulting fees, $ 2,549 in transfer agent fees. The remaining balance of $ 327 consists of office and miscellaneous expenses. The composition of expenses is similar to that of the six month period ended November 30, 2008.

For the three month period ended November 30, 2008, our interest expense in the amount of $1,832 consists of the accrual of Company debt obligations as mentioned below under “Liquidity and Capital Resources”.

For the three months period ended November 30, 2007, our administrative expenses totaled $ 13,224 and consist of $4,692 in legal and accounting fees, $ 7,114 in consulting fees and $ 1,250 in transfer agent fees. The remaining balance of $253 consists of office and miscellaneous expenses. The composition of expenses is similar to that of the three month period ended November 30, 2007.

Expenses varied significantly from November 30, 2007 compared to November 30, 2008 for the three and six months periods ended as a result of events discussed under “Debt Settlement Agreement” above wherein the Acquired Technologies were purchased. The Acquired Technologies required additional resources to be expended in order to be market ready. Our contract with Block Arcade for research and development was contracted for $ 50,000 per month. We incurred costs over and above the contracted amount as a result of various complexities encountered. We cannot estimate at this time when the Acquired Technologies will be launched into the market.

On December 15, 2008, we entered into a Termination Agreement with Block Arcade. We are currently sourcing bids for furthering our research and development efforts from various high-tech companies and hope to obtain a more cost effective method to launch the Acquired Technologies into market. We expect to finalize a service agreement by the 3rd quarter ended.

Liquidity and Capital Resources

As of November 30, 2008, we had a negative working capital of $ 179,529. Based on our current operations, over the next 12 months, we will require approximately $ 60,000 to sustain our working capital needs as follows:

Legal & Accounting	50,000
Office expenses	10,000

Total	$60,000

This estimate does not include our research and development and marketing costs. We cannot estimate such costs as we are in the process of obtaining service contract bids with several hi-tech and marketing professionals.

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

As of November 30, 2008, our cash provided by financing activities were $ 374,195. We received private placements in the amount of $ 290,000, loans from our filing agent in the amount of $ 77,695 and $ 6,500 in additional shareholder loans as detailed as follows:

Private placements

On September 1, 2008, the Company began a private placement offering for the issuance of equity securities. Common stock and warrants to purchase common stock are being offered as units, with each unit consisting of one share of stock and one warrant to purchase an additional share of stock at $.50 per share for a period of twenty four months. A total of 1,160,000 units were offered to 4 parties. Subscriptions of $290,000 were received during the quarter ended November 30, 2008.

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

Advances from affiliate

Commencing October 1, 2008, the Company obtained loans which amounted to $ 77,695 as of November 30, 2008 from an affiliate of the Company to fund working capital needs, specifically our research and development costs. The loan is due in 1 year with and interest rate of 6% payable at the end of the term loan. During the 3rd quarter ended, we have repaid $ 30,000 and expect to repay the balance of $ 47,695 by our fiscal year end 2009.

Shareholder loans

We received an additional $ 6,500 in shareholder loans for the purpose of funding our working capital needs. There are no stated terms of repayment and interest is imputed at 6% per annum.

Other Sources of capital:

On December 31, 2007, we signed a promissory note with a Swiss investor, granting us $ 100,000 for the purpose of facilitating the Agreement with CMS BC. Although the note does not bear interest, interest has been imputed at 6%. The note is now due on demand. Maturity of the note originally depended on the outcome of the Agreement with CMS BC. The due date was the earlier of three dates: one year from the date of execution of the Agreement; sixty days after closing of the acquisition contemplated by the Agreement; or 30 days after termination of the Agreement. Since the Agreement was terminated July 23, 2008, the note matured on August 22, 2008. The note is convertible to common stock at the option of the Company. The conversion rate is $1 per share. The Company expects to settle this debt by issuing 100,000 shares to the investor.

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

                            (B)   Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 2nd fiscal quarter ended November 30, 2008 the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On September 1, 2008, we entered into a share subscription agreements with 4 investors to 1,160,000 common shares with one warrant attached to each shares exercisable at a price of $0.50 for a period of 24 months for total proceeds of $ 290,000. Please refer to “Sources of Capital”.

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

Item 3. Defaults Upon Senior Securities None.

Item 4.       Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information None.

Item 6.
Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, dated September 27, 2004 (1)
3.2	Articles of Incorporation, dated September 27, 2004 (1)
3.3	Certificate Amending Articles of Incorporation dated May 9, 2006 (1)
3.4	Bylaws, effective September 27, 2004 (1)
3.01	Articles of Merger filed with the Nevada Secretary of State on March 19, 2008, effective April 3, 2008 (2)
10.1	Debt Settlement Agreement, dated August 27, 2008(3)
10.2	Service Agreement, dated September 15, 2008(4)
31.1	CEO, CAO Section 302 Certification
32.1	CEO, CAO Section 906 Certification

(1)	Incorporated by reference from our Form SB-2 that was originally filed with the SEC on August 2, 2006.
(2)	Incorporated by reference from Form 8K filled with the SEC on April 7, 2008.
(3)	Incorporated by reference on Form 8K filed with the SEC on September 8, 2008.
(4)	Incorporated by reference on Form 10Q filed with the SEC on October 15, 2008.

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
Date: January 19, 2009
By: /s/ Locksley Samuels
Locksley Samuels
Locksley Samuels, CEO, CAO, Secretary, Treasurer
and Director