Form 10-Q
period 2009-02-28
CYBERMESH INTERNATIONAL CORP.
filed 2009-04-14
CIK 1367617

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
________________

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

Large accelerated	Accelerated filer ☐	Non-accelerated	Smaller reporting
filer ☐		filer ☐	company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

As of February 28, 2009, 23,660,000 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐   No ☒

Item 1. FINANCIAL STATEMENTS

CYBERMESH INTERNATIONAL CORP.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2009

CYBERMESH INTERNATIONAL CORP.
( A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	February 28,	May 31,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$ 4,827	$ 353
Accrued interest receivable		3,500
Total Current Assets	4,827	3,853

Other Assets:
Deposit	1,700	-
Intellectual property	100,000	-
Advances receivable	-	100,000

Total Other Assets	101,700	100,000
Total Assets	$ 106,527	$ 103,853

LIABILITIES AND SHAREHOLDER’S DEFICIENCY

Current Liabilities:
Amounts due to shareholders	$ 26,500	$15,000
Accrued interest payable	8,647	2,988
Accrued liabilities	16,250	2,000
Advances from affiliate	56,697	-
Convertible note payable	100,000	100,000
Total Current Liabilities	208,094	119,988

Stockholders’ Deficiency:
Common stock: authorized 3,000,000,000 shares of $0.001 par
value; issued and outstanding, 23,660,000 and 22,500,000	23,660	22,500
shares, respectively
Capital in excess (deficient) of par value	221,484	(9,356)
Paid in capital – warrants	58,000	-
Deficit accumulated during development stage	(375,432)	-
Deficit prior to development stage	(29,279)	(29,279)

Total Stockholder’s Deficiency	(101,567)	(16,135)
Total Liabilities and Stockholders’ Deficiency	$ 106,527	$ 103,853

These accompanying notes are an integral part of these financial statements.
-F1-

     CYBERMESH INTERNATIONAL CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(unaudited)

	Three Month Periods		Nine Month Periods		August 27, 2008 (Date
					of Inception of
					Development Stage) to

	2009	2008	2009	2008	February 28, 2009

Revenue	$ -	$ -	$-	$-	$-

Expenses:
Administrative Expenses	18,473	3,909	367,960	17,218	367,960
Operating Loss	(18,473)	(3,909)	(367,960)	(17,218)	(367,960)

Other Expense:

Interest expense	(3,765)	-	(7,472)	-	(7,472)
Net loss for the period	$(22,238)	$(3,909)	$(375,432)	$(17,218)	$(375,432)

Loss Per Share -
Basic and Diluted	$ -	$ -	$ -	$ -	$ -

Weighted average
number of shares
Outstanding	23,660,000	22,500,00	23,273,333	30,083,333

These accompanying notes are an integral part of these financial statements.

-F2-

      CYBERMESH INTERNATIONAL CORP.
( A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED FEBRUARY 28, 2009 AND FEBRUARY 29, 2008
(unaudited)

	2009	2008	August 27, 2008
CASH FLOWS FROM OPERATIONS:			(Date of Inception of
			Development Stage) to
			February 28, 2009

Net loss	$ (375,432)	$ (17,218)	$ (375,432)
Reconciliation of net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Interest receivable forgiven under debt settlement	3,500	-	3,500
Expenses accrued as shareholder advances	5,000	8,000	5,000
Changes in assets and liabilities:
Increase in accrued liabilities	14,250	7,000	14,250
Increase in accrued interest	5,659	-	5,658
Increase in deposits	(1,700)	-	(1,700)

Net Cash Consumed by Operating Activities	(348,723)	(2,218)	(348,724)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to Cyber Mesh Systems Inc. (“CMS BC”)	-	(123,000	-
Net cash Consumed by Investing Activities:		(123,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliate	87,697	-	87,697
Repayments to affiliate	(31,000)	-	(31,000)
Proceeds from sale of stock units	290,000	-	290,000
Proceeds from short term borrowings	-	100,000	-
Proceeds of shareholder loans	6,500	226,984	6,500
Repayment of shareholder loans	-	(190,100)	-

Net Cash Provided by Financing Activities	353,197	136,884	353,197

Net increase in cash	4,474	11,666	4,473

Cash balance, beginning of period	353	140	353

Cash balance, end of period	$ 4,827	$ 11,806	$ 4,827

These accompanying notes are an integral part of these financial statements.

-F3- - 6 -

CYBERMESH INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2009

1. BASIS OF PRESENTATION

The unaudited interim financial statements of Cybermesh International Corp. (“the Company”) as of February 28, 2009 and February 29, 2008 and for the three and nine months periods ended February 28, 2009 and February 29, 2008 and the period August 27, 2008 (date of inception of development stage) to February 29, 2009, have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the nine month period ended February 28, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2009.

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

2. CONSOLIDATION

These financial statements include the accounts of the Company and its wholly owned subsidiary, Cybermesh Systems Inc. (“CMS Belize”). All intercompany transactions have been eliminated in consolidation. CMS Belize was incorporated in Belize in August 2008. CMS Belize was originally named Omni Research Corporation; its name was changed shortly after its formation.

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

-F4-

CYBERMESH INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2009

4. RELATED PARTY TRANSACTIONS

On November 15, 2007, the Company redeemed 1,500,000 shares of its outstanding common stock for $.01 per share. This redemption was made by the Company obligating itself to shareholders for $15,000 as of May 31, 2008. A further $ 6,500 was advanced by shareholders for the purpose of funding working capital needs and expenses totaling $ 5,000 were paid by shareholders on behalf of the Company during the 1st quarter of 2008. The total amount owing to shareholders as a result of these transactions is $ 26,500. These obligations do not bear interest but interest has been imputed at 6%. They are not supported by notes.

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

6. ADVANCES FROM AFFILIATE

The Company received advances from an affiliate totaling $ 87,697 of which $ 31,000 were repaid. These advances provided for working capital needs. The advances are due in 1 year with and interest rate of 6% payable at the end of the term loan.

7. EXPENSES

Major items included in Administrative Expenses were the following:

	2009	2008
Research and development	$ 259,032	$ -
Legal & Accounting	56,551	7,700
Consulting	42,000	7,114
Bad debt	3,500	-
Transfer agent fees	3,249	1,250
Office and miscellaneous	3,628	1,154
Total administrative expenses	$ 367,960	$ 17,218

8.        SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for income taxes during any of the periods presented. Cash paid for interest during the February 28, 2009 quarter was $ 1,813 and no payments were made during the February 29, 2008 quarter. Except as described in next paragraph, there were no non-cash investing or financing activities during any of the periods presented.

On August 27, 2008, an agreement was concluded with CMS BC under which the Company acquired all of the assets of CMS BC in return for forgiveness of $100,000 of advances which the Company had made to CMS BC. Title to these assets, which consist principally of computer based intellectual property, was assigned to CMS Belize, the Company’s wholly owned subsidiary.

-F5-

CYBERMESH INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2009

9. ACQUISITION OF SUBSIDIARY

Effective August 23, 2008, the Company completed an acquisition of Omni Research Corporation. The name of the company was subsequently changed to Cybermesh Systems Inc. (“CMS Belize”). CMS Belize is a company incorporated under the laws of Belize and prior to being acquired, had no prior operating history with no assets, liabilities or equity. CMS Belize has an authorized capital of 50,000 common shares of which all 50,000 shares were issued to the Company for consideration of $ 5,000.

10.         TERMINATION OF MATERIAL AGREEMENT

On September 15, 2008, the Company entered into a servicing agreement with Block Arcade, IT Services Inc. (Block Arcade). The agreement called for Block Arcade to further develop the computer-based intellectual property which the Company had acquired from CMS BC (see Note # 8). The agreement committed the Company to pay servicing fees of $ 50,000 per month for a minimum of one year.

On December 15, 2008, the Company executed a Termination Agreement with Block Arcade under which the obligation for monthly fees was terminated., Through the date of termination, the Company had paid fees totaling $150,000. That amount has been included within research and development expense of $ 259,032 (see Note #7). The Company is currently enlisting bids to further its research and development efforts and hopes to obtain a more cost effective method to launch the Acquired Technologies to market.

11. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency and an accumulated deficit as of February 28, 2009 in the amount of $ 404,711 and has experienced continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

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

Cybermesh International Corp. (the “Company”) undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this prospectus. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

History

The Company was incorporated in the State of Nevada on September 27, 2004 as “Asia Projects Corporation”, for the purpose of distributing health supplements worldwide. On May 9, 2006 the Company changed its name to Smokers Lozenge Inc.

Effective April 3, 2008, the Company completed a merger with our subsidiary, Cybermesh International Corp, a Nevada company with no prior operating history with no assets, liabilities or equity. As a result, the Company changed its name from “Smokers Lozenge Inc.” to Cybermesh International Corp. to better reflect the proposed future direction and business of the company.

On February 28, 2008, the Company entered into an Asset Purchase Agreement with Cyber Mesh Systems Inc. (“CMS BC”), a company incorporated in the province of British Columbia, wherein the Company agreed to purchase all the assets of CMS BC. Consideration for the purchase of the assets is the forgiving of a loan from our company to CMS BC in the amount of $100,000. In addition to the forgiving of the loan, the Company agreed to issue 8,500,000 shares of our company common stock to CMS BC and a further 14,000,000 shares of common stock to principals of CMS for a total 22,500,000 shares. The Agreement was subsequently terminated on July 23, 2008.

Acquisition of Subsidiary

Effective August 23, 2008, the Company completed an acquisition of Omni Research Corporation. The name of Omni Research Corporation changed to Cybermesh Systems Inc. (“CMS Belize”). CMS Belize is a company incorporated under the laws of Belize and prior to being acquired, had no prior operating history with no assets, liabilities or equity. CMS Belize has an authorized capital of 50,000 common shares of which all 50,000 shares were issued to the Company for consideration of $ 5,000.

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

Service Agreement

On September 15, 2008, the Company entered into a service agreement with Block Arcade I.T. Services Inc. (“Block Arcade”), an independent Nevada based high tech product research and development company. The Company has engaged Block Arcade to launch the Acquired Technologies into market by delivering high definition videos, movies, television programming, and audio visual products – internet to end user devices. Block Arcade will use various proprietary technologies acquired under the debt settlement agreement in developing the Acquired Technologies such as compression, encryption, video streaming and telecommunication technologies. The acquired technologies were licensed to Block Arcade for the sole purpose of research and development efforts. The contract for services is for 1 year with a monthly fee payable in advance in the amount of $ 50,000. Please refer to Exhibit 10.2.

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

It is expected that a substantial portion of revenues will be generated through viewer subscriptions, advertising, website development and hosting, and streaming bandwidth charges. The Company is committed to developing and deploying web based services that allow increased flexibility of viewing and consumption for the end user. This in tern, gives the content provider a more rigid, fast-growing, reliable and consistent medium from which to operate.

On December 15, 2008, the Company entered into a Termination Agreement with Block Arcade. The Company is currently sourcing bids for furthering our research and development efforts from various high-tech companies and hopes to obtain a more cost effective method to launch the Acquired Technologies into market. At this time it cannot estimate when a service agreement will be finalized.

Plan of Operation

The Company’s plan of operation is to further our research and development efforts upon appointing a service provider. It cannot be estimate when a service provider will be appointed or when the Company will be in a position to launch the Acquired Technologies into the market.

Results of Operations

Three and nine month period ended February 28, 2009, compared to three and nine month period ended February 29, 2008.

Revenues

The Company did not generate any revenues for the nine month periods ended February 28, 2009 and February 29, 2008. We expect to generate revenues upon launching our product line into market within the next 6 months to 1 year.

Expenses

For the nine month periods ended February 28, 2009 and February 29, 2008, our administrative expenses totaled $ 349,487 and $ 13,309 as follows:

	2009	2008
Research and development	$ 259,032	$ -
Legal & Accounting	56,551	7,700
Consulting	42,000	7,114
Bad debt	3,500	-
Transfer agent fees	3,249	1,250
Office and miscellaneous	3,628	1,154
Total administrative expenses	$ 367,960	$ 17,218

The Company incurred $259,032 in research and development costs relating to the Service Agreement as mentioned above. Legal and accounting fees amounted to $ 56,551 where legal fees of $ 43,790 were incurred relating to acquisition costs of our subsidiary, preparation of various agreements, and the remaining $ $12,761 accounting fees related to audit fees for the fiscal year end and accounting fees incurred for preparation of records of each quarter.

Consulting fees in the amount of $ 42,000 were incurred for edgar filing fees and preparation of various SEC forms, and a further $ 3,249 were incurred for transfer agent fees. Bad debt expense consist of the reversal of $ 3,500 of interest income which had accrued on the $ 100,000 advance which was cancelled as per the Debt Settlement Agreement The remaining balance of $ 3,628 consists of bank charges and office expenses such as rent, and office supplies.

For the nine months period ended February 28, 2009, interest expense of $ 7,472 consists of interest accrued on debt obligations as mentioned below under “Liquidity and Capital Resources”.

Three month period ended February 28, 2009 and February 29, 2008

For the three months period ended February 28, 2009, administrative expenses totaled $ 18,473 and consist of $ 15,000 in consulting fees, and $ 700 in transfer agent fees. The remaining balance of $ 2,773 consists of office and miscellaneous expenses. For the three month period ended February 29, 2008, our expenses consist of $ 3,000 in legal and accounting fees and the remaining balance consisting of office and miscellaneous. The variance in expenses is attributed mostly to the increase in consulting fees as a result of outsourcing professionals for the purpose of preparation of various SEC forms and related Edgar filing fees.

For the three month period ended February 28, 2009, interest expense in the amount of $ 3,765 consists of the accrual of Company debt obligations as mentioned below under “Liquidity and Capital Resources”.

Expenses varied significantly from February 28, 2009 compared to February 28, 2008 for the nine months periods ended as a result of events discussed under “Debt Settlement Agreement” above wherein the Acquired Technologies were purchased. The Acquired Technologies required additional resources to be expended in order to be market ready. The contract with Block Arcade for research and development was contracted for $ 50,000 per month. The Company incurred costs over and above the contracted amount as a result of various complexities encountered. It cannot be estimate at this time when the Acquired Technologies will be launched into the market.

On December 15, 2008, we entered into a Termination Agreement with Block Arcade. We are currently sourcing bids for furthering our research and development efforts from various high-tech companies and hope to obtain a more cost effective method to launch the Acquired Technologies into market.

Liquidity and Capital Resources

As of February 28, 2009, the Company had a negative working capital of $ 203,627. Based on current operations, over the next 12 months, the Company will require approximately $ 70,000 to sustain our working capital needs as follows:

Legal & Accounting	60,000
Office expenses	10,000

Total	$70,000

This estimate does not include our research and development and marketing costs. The Company cannot estimate such costs as we are in the process of obtaining service contract bids with several hi-tech and marketing professionals.

As of February 28, 2009, the Company did not consumed cash by investing activities. Cash consumed for the period in 2008 was $ 123,000 which was advanced to CMS BC. On August 27, 2008, the Company entered into a debt settlement agreement with CMS BC. CMS BC owed the Company $ 100,000 under a promissory note. The $100,000 was settled in exchange for products and proprietary technologies which will be marketed shortly and also products and proprietary technologies under development by CMS BC. Please refer to “Debt Settlement Agreement” above. The $3,500 accrued interest relating to the $100,000 was forgiven.

As of February 28, 2009, cash provided by financing activities were $ 353,197. The Company received private placements in the amount of $ 290,000, loans from an affiliate in the amount of $ 87,697 of which $ 31,000 were repaid during the quarter. An additional $ 6,500 in additional shareholder loans were advanced for working capital needs.

Private placements

On September 1, 2008, the Company began a private placement offering for the issuance of equity securities. Common stock and warrants to purchase common stock are being offered as units, with each unit consisting of one share of stock and one warrant to purchase an additional share of stock at $.50 per share for a period of twenty four months. A total of 1,160,000 units were offered to 4 parties. Subscriptions of $290,000 were received.

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

Advances from affiliate

Commencing October 1, 2008, the Company obtained loans which amounted to $ 87,697 as of February 28, 2009 from an affiliate of the Company to fund working capital needs, specifically our research and development costs. The loan is due in 1 year with and interest rate of 6% payable at the end of the term loan. During the 3rd quarter ended, we have repaid $ 31,000. A further $ 1,813 was paid in interest.

Shareholder loans

The Company received an additional $ 6,500 in shareholder loans for the purpose of funding our working capital needs. A further $ 5,000 was advanced for payment of expenses. There are no stated terms of repayment and interest is imputed at 6% per annum.

Other Sources of capital:

On December 31, 2007, the Company signed a promissory note with a Swiss investor, granting $ 100,000 for the purpose of facilitating the Agreement with CMS BC. Although the note does not bear interest, interest has been imputed at 6%. Maturity of the note originally depended on the outcome of the Agreement with CMS BC. The due date was the earlier of three dates: one year from the date of execution of the Agreement; sixty days after closing of the acquisition contemplated by the Agreement; or 30 days after termination of the Agreement. Since the Agreement was terminated July 23, 2008, the note matured on August 22, 2008. The note is now due on demand. The note is convertible to common stock at the option of the Company. The conversion rate is $1 per share. The Company expects to settle this debt by issuing 100,000 shares to the investor.

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

           (B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 3rd fiscal quarter ended February 28, 2009 the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

Item 3. Defaults Upon Senior Securities None.

Item 4.    Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, dated September 27, 2004 (1)
3.2	Articles of Incorporation, dated September 27, 2004 (1)
3.3	Certificate Amending Articles of Incorporation dated May 9, 2006 (1)
3.4	Bylaws, effective September 27, 2004 (1)
3.01	Articles of Merger filed with the Nevada Secretary of State on March 19, 2008, effective April 3, 2008 (2)
10.1	Debt Settlement Agreement, dated August 27, 2008(3)
10.2	Service Agreement, dated September 15, 2008(4)
31.1	CEO, CAO Section 302 Certification
32.1	CEO, CAO Section 906 Certification

(1)	Incorporated by reference from our Form SB-2 that was originally filed with the SEC on August 2, 2006.
(2)	Incorporated by reference from Form 8K filled with the SEC on April 7, 2008.
(3)	Incorporated by reference from Form 8K filed with the SEC on September 8, 2008.
(4)	Incorporated by reference from Form 10Q filed with the SEC on October 15, 2008.

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

CYBERMESH INTERNATIONAL CORP.
Date: April 14, 2009
/s/ Locksley Samuels
By:
Locksley Samuels
Locksley Samuels, CEO, CAO, Secretary,
Treasurer and Director