Form 10-K
period 2009-05-31
CYBERMESH INTERNATIONAL CORP.
filed 2009-09-17
CIK 1367617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2009
☐     Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                   to______.

Commission file number: 000-52207

CYBERMESH INTERNATIONAL CORP.
(Name of small business issuer in its charter)

Nevada		98-0512139
(State or other jurisdiction of incorporation or		(IRS Employer Identification No.)
organization)

200-245 East Liberty Street, Reno, NV		89501
(Address of principal executive offices)		(Zip Code)

Issuer's telephone Number	1-888-597-8899

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value Common	OTCBB
(Title of class)	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐   NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐   NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated	Smaller reporting
		filer ☐	company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes        ☐  No

·	State issuer's revenue for its most recent fiscal year: $ Nil for the fiscal year ended May 31, 2009.

·	The aggregate market value of held by non-affiliates and affiliates as May 31, 2009 are approximately $ 1,200,000 and $ Nil, respectively.

·	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 118,300 shares of common stock outstanding (post-share consolidation) as of September 14, 2009.

·	Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

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

Cybermesh International Corp. does not undertakes any obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10K. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1.          DESCRIPTION OF BUSINESS

History

We were incorporated in the State of Nevada on September 27, 2004 as “Asia Projects Corporation”, for the purpose of distributing health supplements worldwide. On May 9, 2006 we changed our name to Smokers Lozenge Inc.

Effective April 3, 2008, we completed a merger with our subsidiary, Cybermesh International Corp, a Nevada company with no prior operating history and with no assets, liabilities or equity. As a result, we changed our name from “Smokers Lozenge Inc.” to ”Cybermesh International Corp.” to better reflect the proposed future direction and business of our company.

On February 28, 2008, we entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Cyber Mesh Systems Inc. (“CMS BC”), a company incorporated in the Province of British Columbia, wherein we have agreed to purchase all the assets of CMS BC. Consideration for the purchase of the assets is the forgiving of a loan from our company to CMS BC in the amount of $100,000. In addition to the forgiving of the loan, we agreed to issue 42,500 shares of our company (post share consolidation) to CMS BC. Please refer to Exhibit 10.1 for further particulars.

The Agreement was subsequently terminated on July 23, 2008. Please refer to Exhibit 10.2 for further particulars.

Prior to signing the Asset Purchase Agreement we were a distributor of the health supplement “Smokers Lozenge” (the “Lozenge”) for smokers, ex-smokers and people who have been exposed to second hand smoke. Its purpose is to relieve coughing, eradicate phlegm and other associated discomforts experienced with exposure to cigarette smoke. Operations commenced September 30, 2005.

We had a distribution agreement entitling us to market and sell the Lozenge on an exclusive basis worldwide, with the exception of China, which was on a non-exclusive basis. This agreement and sub distribution agreements were cancelled effective February 28, 2008. Accordingly, we have no intention of continuing or expanding the business of distribution of the Lozenge.

Acquisition of Subsidiaries

Effective August 23, 2008, we completed the acquisition of our subsidiary, Omni Research Corporation (“Omni”). Omni is a company incorporated under the laws of Belize and prior to our acquisition, had no prior operating history and no assets, liabilities or equity. Omni has an authorized capital of 50,000 common shares of which all 50,000 shares were issued to us for consideration of $5,000. Omni subsequently changed its name to Cybermesh Systems Inc.

Effective August 28, 2008, we completed the acquisition of our subsidiary, Cybermesh Research Centre Ltd (“CMR”). CMR is a company incorporated under the laws of British Columbia and prior to being acquired, had no prior operating history and no assets, liabilities or equity. CMR has an authorized capital of 5,000,000 common shares of which 100,000 shares were issued to us for consideration of $5,000 and, accordingly, we hold 100% of the outstanding shares of CMR.

Effective September 14, 2009, we terminated the acquisition agreement with CMR. As a result of further market research, we concluded that it wasa not economically feasible to pursue operations in British Columbia. The 5,000,000 common shares issued to us were cancelled and the $5,000 paid for consideration of these shares was returned to us.

Debt Settlement Agreement

On August 27, 2008, we entered into a debt settlement agreement with CMS BC. CMS BC owed us $100,000 pursuant to a promissory note. The $100,000 was settled in exchange for products and proprietary technologies currently being marketed and also products and proprietary technologies under development by CMS BC. Pursuant to the agreement, these assets shall be transferred to Omni, our wholly owned subsidiary. Please refer to Exhibit 10.3 for further particulars.

Service Agreement

On September 15, 2008, we entered into a service agreement (the “Service Agreement”) with Block Arcade I.T. Services Inc. (“Block Arcade”), an independent Nevada based high tech product research and development company. We engaged Block Arcade to launch the Acquired Technologies consisting of Blast IPTV - high definition streaming video TV, Free Internet Hot Spots - local advertising supported wireless networks, Mobile 2 Global Cellular - VOIP Communication Products, Wireless Network Routers and other telecommunication equipment into market by delivering high definition videos, movies, television programming, and audio visual products – internet to end user devices. Block Arcade was to use various proprietary technologies acquired under the debt settlement agreement in developing the Acquired Technologies, such as compression, encryption, video streaming and telecommunication technologies. The acquired technologies were licensed to Block Arcade for the sole purpose of research and development. The contract for services was for one year term, with a monthly fee payable in advance in the amount of $50,000. Please refer to Exhibit 10.4 for further particulars.

On December 15, 2008, we terminated our agreement with Block Arcade by way of a Termination Agreement. We are currently sourcing bids for furthering our research and development from various high-tech companies and hope to obtain a more cost effective method to launch the Acquired Technologies into market. At this time we cannot estimate when a new service agreement will be finalized. Please refer to Exhibit 10.5 for further particulars.

We have put are Acquired Technologies in abeyance as the technical consulting team in charge of developing the technologies has abandoned the development of the technologies without notice, effectively terminating their relationship with our company. All attempts by us to settle this matter with the consulting team have been futile. We perform a review for potential impairment of long-lived assets at least annually in order to ensure that recorded amounts are recoverable. As of May 31, 2009 those assets were deemed impaired and written off to $0 value.

We currently do not have any business activity. The market in which we operate

We have not marketed any products as of the date of this Form 10-K.

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

We were organized in September 2004 and we commenced operations on September 30, 2005. We have had limited operations since our inception from which to evaluate our business and prospects. There can be no assurance that our future proposed operations will be implemented successfully or that we will be able to generate profits. If we are unable to sustain our operations, you may lose your entire investment. We face all the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements and management's potential underestimation of initial and ongoing costs. As a new business, we may encounter delays and other problems in connection with the methods of product distribution that we implement. We also face the risk that we will not be able to effectively implement our business plan. In evaluating our business and prospects, these difficulties should be considered. If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

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

As of May 31, 2009 we have a negative working capital of $217,677. We will require shareholder loans to meet our working capital needs; however, we have no formalized agreements with shareholders guaranteeing that any funds will be available to us. We may exhaust this source of funding at any time, which would cause us to cease operations.

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

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following individuals were elected unanimously to the Board of Directors to serve until the next Annual Meeting of Stockholders:

Name	Age	Position	Period Serving	Term (1)
		President, CEO, CFO,
Locksley Samuels	57	Treasurer Director,	Sept 11, 2008-	1 year
		Secretary	September 10, 2009

(1)	Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed.

We approved the appointment of Robert G. Jeffrey as our independent accountants for the fiscal year ended May 31, 2009.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY No Trading Activity for Common Stock

We are listed on the OTC Bulletin Board; however, there has been no trades of our common stock as of the date of this Form 10-K.

Stockholders of Our Common Shares

As of September 14, 2009, we had 118,300 commons shares outstanding.

Rule 144 Shares

Under Rule 144 as currently in effect, a person who has beneficially owned shares of a company’s common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:

1.	1% of the number of shares of the company’s common stock then outstanding which, in our case, will equal 1,183 shares as of the date of this prospectus; or

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

Stock Option Grants

On September 24, 2008, the Board of Directors approved the granting of options to purchase a total of up to 15,000 shares of common stock (adjusted for 200 for 1 share consolidation) as described in the 2008 Stock Option Plan (the “2008 Plan”) to our directors, officers, employees and consultants. The following is intended as a brief description of the 2008 Plan and is qualified in its entirety by the full text of the 2008 Plan which is attached as Exhibit 10.6.

Administration

The 2008 Plan will be administered by the Board of Directors. The Board of Directors may appoint a committee of the Board of Directors (the “Committee”) comprised of two or more of directors, each of whom will be a “Non-Employee Director” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and an “Outside Director” within the meaning of Section 162(m) of the Code, to administer the 2008 Plan. Subject to the terms of the 2008 Plan, the Board of Directors or the Committee may determine and designate those employees, directors and consultants to whom options should be granted and the nature and terms of the options to be granted.

Eligibility

All of our employees, including our executive officers and directors who are also employees, are eligible to participate in the 2008 Plan. Directors who are not employees, as well as our consultants and advisers, are eligible to receive options under the 2008 Plan, except that such persons may only receive non-qualified options. Additionally, options granted to non U.S. residents may also only receive non-qualified options.

Exercise of Stock Option

The exercise price per share for each option granted under the 2008 Plan shall be determined by the Board of Directors or the Committee.

Subject to earlier termination upon termination of employment and the incentive stock option limitations as provided in the 2008 Plan, each option shall expire on the date specified by the Board of Directors or the Committee.

The options will either be fully exercisable on the date of grant or shall be exercisable thereafter in such installments as the Board of Directors or Committee may specify. Upon termination of employment or other service of an option holder, an option may only be exercised for a period of three months or, in the case of termination due to disability or death, a period of 12 months.

Transferability

Options granted under the 2008 Plan may not be transferred except by will or the laws of the descent and distribution and, during his or her lifetime, options may be exercised only by the optionee.

Certain Adjustments

In the event of any change in the number or kind of our outstanding common shares by reason of a stock dividend, stock split, recapitalization, combination, subdivision, rights issuance or other similar corporate change, the Board shall make such adjustment in the number of common shares that may be issued under the 2008 Plan, and the number of common shares subject to, and the exercise price of, each then outstanding option, as it, in its sole discretion, deems appropriate.

Amendment or Discontinuance

The Board may amend or discontinue the 2008 Plan, provided that no amendment may, without an optionee’s consent, materially and adversely affect any rights under any option previously granted to the optionee under the 2008 Plan.

Our current issued and outstanding shares could be sold at the appropriate time pursuant to Rule 144 of the Securities Act.

As of May 31, 2009, there were no options yet granted under this Plan.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company did not have an equity compensation plan in place as of May 31, 2009.

DIVIDEND POLICY

We have not declared or paid any cash dividends on our common stock or other securities and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Recent Sales of Unregistered Securities

Except as reported in previous filings, we did not sell any securities in transactions which were not registered under the Securities Act in the fiscal year ended May 31, 2009.

DESCRIPTION OF SECURITIES

As of September 14, 2009, our total authorized capital is 15,000,000 common shares with a par value of $0.001 per share.

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

Share Purchase Warrants:

On September 1, 2008, we carried out a private placement offering of units, with each unit consisting of one share of common stock and one share purchase warrant. Subscriptions totaling $290,000 were received from four investors for a total of 5,800 stock units at $50.00 per unit, as adjusted for the 200 for 1 share consolidation.

Each warrant entitles the subscriber to purchase one additional common share for a period of 24 months from the date of issuance, at an exercise price of U.S. $100.00 per warrant, as adjusted for the 200 for 1 share consolidation.

Options:

As of May 31, 2009, there were no options yet granted under the 2008 Stock Option Plan.

Changes in Control:

Our common and preferred shares have no pre-emptive, conversion or other subscription rights. There are no redemption or sinking fund provisions applicable to the shares.

Our articles and by-laws do not contain any provisions that would delay, defer or prevent our change in control.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

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

We have determined that the measurement of impairment expense and the calculation of the fair value of equity securities issued for services meet those criteria of a significant estimate.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances from May 31, 2009 to May 31, 2008.

Sales

We did not generate any revenues during the year ended May 31, 2009 and 2008.

Expenses

For the year ended May 31, 2009 and 2008, our administrative expenses totaled $360,033 and $21,068, respectively, as follows:

	2009	2008
Research and development	$ 259,032	$ -
Legal & Accounting	40,102	10,111
Consulting	52,000	5,100
Bad debt	3,500	-
Transfer agent fees	3,249	3,557
Office and miscellaneous	4,450	2,299
Total administrative expenses	$ 362,333	$ 21,067

We incurred $259,032 in research and development costs relating to the Service Agreement, which agreement was terminated during the year due to additional costs incurred and complexities encountered, resulting in impairment charge of $100,000. Legal and accounting fees amounted to $40,102 and legal fees of $24,235 were incurred relating to acquisition costs of our subsidiary, preparation of various agreements, and the remaining $15,867 accounting fees related to audit fees for the fiscal year end and accounting fees incurred for preparation of records of each quarter.

Consulting fees in the amount of $52,000 were incurred for EDGAR filing fees and preparation of various SEC required filings, and a further $3,249 were incurred for transfer agent fees. Bad debt expense consists of the reversal of $3,500 of interest income which had accrued on the $100,000 advance, which was cancelled as per the Debt Settlement Agreement. The remaining balance of $4,450 consists of bank charges and office expenses such as rent and office supplies.

Other Expenses

Interest Expenses varied significantly from May 31, 2009 compared to May 31, 2008 as a result of events discussed under “Debt Settlement Agreement” referred to Item 1-Description of Business, wherein the Acquired Technologies were purchased. The Acquired Technologies required additional resources to be expended in order to be market ready. The funds were provided through interest bearing loans.

Current trends in the industry

We are not aware of current trends in the industry which will affect our operations.

Liquidity and Capital Resources Working Capital Needs:

As of May 31, 2009, we had a negative working capital of $217,677. Over the next 12 months, we will require approximately $15,000 to sustain our working capital needs as follows:

Consulting	$ 5,000
Legal and Accounting	5,000
Miscellaneous administrative and office expenses	5,000
Total	$ 15,000

Sources of Capital:

Our only source of funding is shareholder loans. Shareholder loans will be without stated terms of repayment, with interest at the rate of 6% per annum. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time. We are not considering taking on any long-term or short-term debt from financial institutions in the immediate future.

Cash Flows Operating Activities:

Net cash consumed by operating activities were $336,845 in fiscal 2009 and $11,231 in fiscal 2008.

The $100,000 value of the Acquired Technologies obtained as part of Debt Settlement Agreement on August 28, 2008 was deemed impaired as of May 31, 2009 and written off. Interest of $3,500 was forgiven, which had previously accrued on the $100,000 advance. Deposits of $1,500 consist of legal retainers. Our accrued liabilities increased as a result of professional fees accrued for legal and accounting fees. Accrued interest relates to the $100,000 convertible loan and loans from an affiliate.

During the 2008 fiscal year, we issued 600,000 shares in return for a combination of services valued at $5,100 and for payment of expenses in the amount of $4,900.

Investing and Financing Activities:

During the May 31, 2008 year end, net cash consumed by investing activities was $100,000 relating to funds advanced to CMS BC, which was subsequently settled pursuant to the Debt Settlement Agreement.

During the May 31, 2009 year end, net cash provided by financing activities was $340,475. We obtained advances from an affiliate in the amount of $86,697, of which $30,222 was repaid. The loan was advanced in order to fund our research and development efforts. The loan bears interest of 6% and there are no stated terms of repayment. We carried out a private placement to raise $290,000 for issuance of 1,160,000 units, with each unit consist of one common share and one share purchase warrant (5,800 units after share consolidation) in order to fund our working capital needs, the majority of which were allocated to research and development. A 6% finders fee was paid in the amount of $17,500, resulting in net proceeds of $272,500. We received $36, 500 in new shareholder loans and repaid $25,000 of shareholder loans.

On December 31, 2007, we signed a promissory note with a Swiss investor, granting us $100,000 for the purpose of facilitating the Asset Purchase Agreement with CMS BC. The loan was payable on the earlier of 365 calendar days from the advancement of the loan, 60 days from the consummation of the Agreement, or 30 days from the termination for any reason of the Asset Purchase Agreement. The $100,000 was subsequently loaned to CMS BC and upon finalizing the Agreement; this advance was forgiven by us as part of a debt settlement arrangement in consideration of the assets of CMS BC consisting of intellectual properties.

The promissory note with the Swiss investor is convertible to common stock at our option. The conversion rate is $200 per share (post 200 for 1 share consolidation). On May 31, 2009, the promissory note was assigned to an affiliate on the same terms.

As the Asset Purchase Agreement was terminated July 23, 2008, payment of the promissory note was due August 22, 2008. On August 28, 2008, we signed a debt settlement agreement with CMS BC wherein the $100,000 debt would be cancelled upon the exchange for products and proprietary technologies developed.

During the fiscal year ended May 31, 2008, we received $11,444 in capital contributions from shareholders to fund our working capital needs.

During the fiscal year ended May 31, 2008, we received $270,500 in shareholder loans to subsidize our working capital needs. The $270,500 was repaid during the year, leaving a nil balance. Shareholders loans may be granted from time to time as required to meet current working capital needs. We have no formal agreement that ensures that we will receive such loans. We may exhaust this source of funding at any time. Shareholder loans will be without stated terms of repayment, with interest at the rate of 6% per annum. We will not be considering taking on any long-term or short-term debt from financial institutions in the immediate future.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cybermesh International Corp.

We have audited the accompanying consolidated balance sheets of Cybermesh International Corp. as of May 31, 2009 and 2008, and the related consolidated statements of Income, changes in stockholders’ equity, and cash flows for years ended May 31, 2009 and 2008 and for the period from August 28,2008 ( the date of inception of development stage) to May 31, 2009.. These consolidated financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Cybermesh International Corp. as of May 31, 2009 and 2008, and the results of its operations and cash flows for years end May 31, 2009 and 2008 and for the period from August 28,2008 to May 31,2009 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, at May 31, 2009, the Company had an accumulated deficit of $ 501,821, a deficit in working capital of $ 217,677 and a history of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/s/ Robert G. Jeffrey, Certified Public Accountant

September 17, 2009 Wayne, New Jersey

-F1-

CYBERMESH INTERNATIONAL CORP.
( A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31, 2009	May 31, 2008
ASSETS

Current Assets:
Cash	$ 3,983	$ 353
Accrued interest receivable	-	3,500
Total current assets	3,983	3,853

Other Assets:
Advances receivable		100,000
Deposit	1,500	-
Total other assets	1,500	100,000

Total Assets	$ 5,483	$ 103,853

LIABILITIES AND SHAREHOLDER’S DEFICIENCY

Current Liabilities:
Accrued liabilities	$ 27,300	$ 2,000
Amounts due to shareholders	26,500	15,000
Accrued interest payable	11,385	2,988
Advances from affiliate	56,475	-
Convertible note payable	100,000	100,000

Total current liabilities	221,660	119,988

Shareholders’ Deficiency:
Common stock: authorized 15,000,000 shares of $0.001 par
value; issued and outstanding, 118,300 and 112,500 shares,
respectively	118	112
Capital in excess of par	227,526	13,032
Paid in capital – Warrants	58,000	-
Deficit accumulated during development stage	(472,542)	-
Deficit accumulated prior to development stage	(29,279)	(29,279)
Total shareholder’s deficiency	(216,177)	(16,135)

Total Liabilities and Shareholders’ Deficiency	$ 5,483	$ 103,853

These accompanying notes are an integral part of these financial statements.

-F2-

CYBERMESH INTERNATIONAL CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008

			August 27, 2008
			(Date of
			Inception of
			Development
			Stage) to May
	2009	2008	31, 2009

Revenue	$ -	$ -	$ -
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-

Expenses:
Selling and administrative expenses	362,333	21,067	362,333
Impairment expense	100,000		100,000
Total Expenses	462,333	21,067	462,333

Operating loss	(462,333)	(21,067)	(462,333)

Other income (expense)
Interest income	-	3,500	-
Interest expense	(10,209)	(2,988)	(10,209)
Total other income (expense)	(10,209)	512	(10,209)

Loss before taxes	(472,542)	(20,555)	(472,542)

Provision for income taxes	-	(164)	-
Net loss	$ (472,542)	$ (20,719)	$ (472,542)

Loss Per Share -
Basic and Diluted	$ (4.04)	$ (0.15)

Weighted average number of shares	116,850	136,562
outstanding

These accompanying notes are an integral part of these financial statements.

-F3-

CYBERMESH INTERNATIONAL CORP.
( A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE YEARS ENDED MAY 31, 2009 AND 2008
	Common Stock		Capital in	Paid in
			Excess of	Capital –	Accumulated
	Shares	Amount	Par Value	Warrants	Deficit	Total

Balance, May 31, 2007	165,000	$ 165	$ 6,535		$ (8,560)	$ (1,860)
Share issued for cancellation of debt	60,000	60	9,940	-	-	10,000
Redemption of shares	(112,500)	(113)	(14,887)	-	-	(15,000)
Additional capital contribution	-	-	11,444	-	-	11,444
Net loss for period	-	-	-		(20,719)	(20,719)
Balance, May 31, 2008	112,500	112	13,032	-	(29,279)	(16,135)
Issuance of stock units	5,800	6	231,994	58,000	-	290,000
Payment of finders fee	-	-	(17,500)	-	-	(17,500)
Net loss for period	-	-	-	-	(472,542)	(472,542)
Balance, May 31, 2009	118,300	$ 118	$ 227,526	$ 58,000	$ (501,821)	$ (216,177)

These accompanying notes are an integral part of these financial statements.

-F4-

CYBERMESH INTERNATIONAL CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2009 AND 2008

			August 27, 2008
			(Date of Inception
			of
			Development
			Stage) to May 31,
	2009	2008	2009
CASH FLOWS FROM OPERATIONS:
Net loss	$ (472,542)	$ (20,719)	$ (472,542)
Reconciliation of net loss to net cash consumed by operating activities:

Charges not requiring the outlay of cash:
Interest forgiven under debt settlement	3,500	-	3,500
Impairment expense	100,000	-	100,000
Common stock issued for services	-	5,100	-
Common stock issued for payment of expenses	-	4,900	-
Changes in assets and liabilities:
Increase in accrued interest receivable	-	(3,500)	-
Increase in deposits	(1,500)	-	(1,500)
Increase in accrued liabilities	25,300	2,988	25,300
Increase in interest payable	8,397	-	8,397
	-	-	-
Net Cash Consumed by Operating Activities	(336,845)	(11,231)	(336,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to Cyber Mesh Systems, Inc.	-	(100,000)	-
Net Cash Consumed by Investing Activities	-	(100,000)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliate	86,697	-	86,697
Repayments to affiliate	(30,222)	-	(30,222)
Net proceeds from sale of stock units	272,500	-	290,000
Proceeds from issuance of convertible note	-	100,000	-
Increase in paid in capital	-	11,444	-
Proceeds from shareholder advances	36,500	270,500	36,500
Repayments of shareholder advances	(25,000)	(270,500)	(25,000)
Net Cash Provided by Financing Activities	340,475	111,444	340,475

Net increase (decrease) in cash	3,630	213	3,630

Cash balance, beginning of period	353	140	353

Cash balance, end of period	$ 3,983	$ 353	$ 3,983

These accompanying notes are an integral part of these financial statements.

-F5-

CYBERMESH INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MAY 31, 2009

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

On February 28, 2008, the Company executed an asset purchase agreement (the Agreement), with Cyber Mesh Systems, Inc. (CMS), under which the Company would acquire all the assets of CMS in return for 22,500,000 pre split shares (112,500 post split share) of Company common stock and the forgiveness of $100,000 of debt owed to the Company by CMS. CMS is incorporated in the Canadian province of British Columbia. It is an internet-based research and development company. Shares to be used to close this acquisition were issued on February 29, 2008 and deposited with an escrow agent pending the closing. The closing was to take place on May 31, 2008.

Pursuant to the terms of the agreement, 22,500,000 pre split shares (112,500 post split share) were issued and held in escrow on February 28, 2008, pending the closing date when these shares were to be issued to respective shareholders. The Agreement was subsequently terminated on July 23, 2008.

On April 3, 2008, the Company merged with a subsidiary, Cybermesh International Corp, a Nevada company with no prior operating history and with no assets, liabilities or equity. As a result, the Company changed its name to Cybermesh International Corp. (“CMI Nevada”) to better reflect the proposed future direction and business of the company.

The terms of the Agreement were subsequently renegotiated and, on August 27, 2008, an agreement was executed with CMS BC under which the Company would acquire all of the assets of CMS BC consisting of various technologies in return for $100,000 of advances which the Company had made to CMS BC. Title to these assets, which consist principally of computer based intellectual property, was assigned to CMS Belize, the Company’s wholly owned subsidiary.

The Company has put its acquired technologies in abeyance as the technical consulting team in charge of developing the aforesaid technologies has abandoned the development of the technologies without notice, terminating their relationship with the Company. All attempts to settle the respective differences between the consulting team and the Company have been futile. As of May 31, 2009 those assets were deemed impaired and written off to $ 0 value. The Company currently does not have any business activity.

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

-F6-

CYBERMESH INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

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

Recognition of Revenue

Revenue is recognized when product is delivered to customers. In determining recognition, the following criteria are considered: persuasive evidence exists that there is an arrangement between buyer and seller; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments consisting of cash and advances receivable, approximate their fair value at May 31, 2009.

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

-F7-

CYBERMESH INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

3.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Advertising Costs

The Company will expense advertising costs when the advertisement occurs. The Company did not incur any advertising costs in the years ended May 31, 2009 or 2007.

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

Impairment

The Company performs a review for potential impairment of long-lived assets at least annually in order to ensure that recorded amounts are recoverable.

Stock Based Compensation

The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued.

Recent Accounting Pronouncements

The Company does not expect adoption of recently issued accounting pronouncements to have a significant effect on the company's results of operations, financial position or cash flows.

-F8-

CYBERMESH INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MAY 31, 2009

4. CONVERTIBLE NOTE PAYABLE

The Company is obligated under a convertible note agreement. Although the note does not bear interest, interest has been imputed at 6%. Maturity of the note originally depended on the outcome of the Asset Purchase Agreement (Note 1). The due date was the earlier of three dates: one year from the date of execution of the Agreement; sixty days after closing of the acquisition contemplated by the Agreement; or 30 days after termination of the Agreement. Since the Agreement was terminated July 23, 2008, the note matured on August 22, 2008 and is now due on demand. On May 31, 2009, the promissory note was assigned to an affiliate under the same terms.

The note is convertible to common stock at the option of the Company. The conversion rate is $ 200 per share. The conversion price has been adjusted for the reverse stock split.

5. AMOUNTS DUE TO SHAREHOLDERS

Shareholder loans do not bear interest but interest has been imputed at 6%; they are not supported by notes.

6. RELATED PARTY TRANSACTIONS

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

The Chief Executive Officer of the Company is the son-in-law of the Director of Operations of the Company’s agent. The agent (or affiliate) lent funds to the Company during the year, as detailed in Note 9.

The agent also became the assignees of the Company’s convertible note, as detailed in Note 4.

7.         SHARE AUTHORIZATION AND STOCK SPLIT

On June 8, 2009 the Company requested a roll back of its authorized and outstanding stock by 200 times. The authorized common shares were decreased to 15,000,000 and the authorized capital was decreased accordingly to 118,300. That stock split was approved by the Financial Industry Regulatory Authority (“FINRA”) on August 14, 2009. The split is reflected on the financial statements as if it occurred on earliest date presented.

8. PRIVATE PLACEMENTS

On September 1, 2008, the Company began a private placement offering for the issuance of equity securities. Common stock and warrants to purchase common stock are being offered as units, with each unit consisting of one share of stock and one warrant to purchase an additional share of stock at $.50 per share for a period of twenty four months. A total of 1,160,000 units (5,800 units after stock split) were acquired by 4 investors, yielding net proceeds of $272,500. The warrants were originally valued at $ 0.05 based upon a Black Scholes valuation.

-F9-

CYBERMESH INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

8. PRIVATE PLACEMENTS, CONTINUED

The 1,160,000 warrants (or 5,800 warrants as adjusted for stock split) that were issued as part of stock units are the only warrants issued by the Company. As of May 31, 2009, those warrants have 1.25 years remaining with an adjusted exercise price of $ 100 per warrant.

The following assumptions were used in the initial valuation of warrants:

Stock price	$.25
Exercise Price	$.50
Stock volatility	125.01%
Risk Free Rate	.85%
Expected Term	1.56 years

9.        ADVANCES FROM AFFILIATE

The Company received advances from an affiliate totaling $ 86,697 of which $ 30,222 were repaid. These advances provided for working capital needs. The advances are due in 1 year with and interest rate of 6% payable at the end of the term loan.

10. EXPENSES

Major items included in Administrative Expenses were the following:

	2009	2008
Research and development	$ 259,032	$ -
Legal & Accounting	40,102	10,111
Consulting	52,000	5,100
Bad debt	3,500	-
Transfer agent fees	3,249	3,557
Office and miscellaneous	4,450	2,299
Total administrative expenses	$ 362,233	$ 21,067

11.	SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for income taxes during any of the periods presented. Cash paid for interest during the 2009 year end was $ 1,813 and no payments were made the 2008 year end. Except as described in next paragraph, there were no non-cash investing or financing activities during any of the periods presented.

On August 27, 2008, an agreement was concluded with CMS BC under which the Company acquired all of the assets of CMS BC in return for forgiveness of $100,000 of advances which the Company had made to CMS BC. Title to these assets, which consist principally of computer based intellectual property, was assigned to CMS Belize, the Company’s wholly owned subsidiary. As of May 31, 2009 those assets were deemed impaired and written off to $ 0 value.

-F10-

CYBERMESH INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2009

12. STOCK OPTION PLAN

During the fiscal year ended May 31, 2009, the Company’s Board of Directors adopted a stock option plan (“The 2008 Stock Option Plan.”). The Plan provides the issuance of up to 15,000 shares to assist the Company in retaining those officers, employees, consultants or directors whose services would contribute to success of the Company. As of May 31, 2009, there were no options yet granted under this Plan.

13.         TERMINATION OF MATERIAL AGREEMENT

On September 15, 2008, the Company entered into a servicing agreement with Block Arcade, IT Services Inc. (Block Arcade). The agreement called for Block Arcade to further develop the computer-based intellectual property which the Company had acquired from CMS BC. The agreement committed the Company to pay servicing fees of $ 50,000 per month for a minimum of one year.

On December 15, 2008, the Company executed a Termination Agreement with Block Arcade under which the obligation for monthly fees was terminated. Through the date of termination, the Company had paid fees totalling $150,000. That amount has been included within research and development expense of $ 259,032 (see Note #10).

14. INCOME TAXES

The Company experienced losses during the years ended May 31, 2009 and 2008. The Internal Revenue Code allows net operating losses (NOL’s) to be carried back and then forward and applied against future profits for a period of twenty years. Losses which total $ 501,821, are available for future years; if not used, these carryforwards will expire as follows:

Years
Ended
May 31, 2027	$ 29,279
May 31, 2028	472,542

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The potential benefit of the loss carryforwards has been offset by a valuation allowance. The Company has recorded deferred tax assets as follows:

Deferred Tax Assets	$ 75,273
Valuation Allowance	(75,723)
Balance Recognized	$ -

The valuation allowance increased by $ 70,881 during the year ended May 31, 2009.

-F11-

CYBERMESH INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MAY 31, 2009

15. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency and an accumulated deficit as of May 31, 2009 in the amount of $ 501,821, a working capital capital deficiency of $ 217,677 and has experienced continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

-F12-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL STATEMENTS
None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose, except as noted below under “Changes in Internal Controls.”

Changes in Internal Controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to enable us to accurately record, process, summarize and report certain information required to be included in our periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Prior to the issuance of our financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our financial statements for the year ended May 31, 2009, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Limitations on Effectiveness of Controls and Procedures. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15 under the Exchange Act, as amended. As of May 31, 2009, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management of our company, including the chief executive officer and the chief financial officer, concluded that our internal control over financial reporting was effective as of May 31, 2009.

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

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s Report was not subject to attestation by our public accounting firm pursuant to temporary rules of the SEC that permit us to provide only Management’s Report in this Annual Report.

Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting that could materially affect these controls during our most recent quarter.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS

The following information sets forth the name of our sole officer and director, his present position, age and biographical information within the last 5 years. Also provided is a brief description of the business experience of our sole director and executive officer and significant employee during the past five years and an indication of directorships held by such director in other companies subject to the reporting requirements of the Exchange Act.

Name	Age	Position	Period Serving	Term (1)
		President, CEO, CFO,
Locksley Samuels	58	Treasurer Director,	September 11, 2008-	1 year
		Secretary	September 10, 2009

(1)	Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed.

Locksley Samuels was appointed the above noted positions on September 11, 2008. Mr. Samuels is responsible for operations, financial budgets and forecasts, implementing our investment projects, overseeing research and development and human resources and marketing. Mr. Samuels is also responsible for our overall direction and various initiatives as needed from time to time in maintaining our company, and overseeing our public relations efforts with investors. Mr. Samuels does not hold any shares in our company.

Mr. Samuels is currently the President of Eurotrend Manufacturing Co., Ltd., (“Eurotrend”), a company based in Jamaica, providing services for design, manufacturing and installation of custom kitchen cabinetry. Mr. Samuels has been the President of Eurotrend since its inception in 1984.

Mr. Samuels obtained his Bachelors of Applied Sciences degree in Chemical Engineering from the University of Waterloo in Ontario, Canada in 1975.

Significant Employees:

Our only significant employee is our sole officer and director, Mr. Samuels.

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

Audit Committee

We do not currently have a standing audit committee. The Company’s Chief Executive Officer is actively researching candidates for membership on the Board of Directors who would be “independent” and who, accordingly, could serve on an audit committee. The board member who is currently performing the equivalent functions of an audit committee is our President, Locksley Samuels, who has not been determined to be an “audit committee financial expert.”

Audit Committee Financial Expert

We do not have an audit committee financial expert serving on the audit committee. Under the applicable Securities and Exchange Commission standard under Item 407(d) of Regulation S-K, an audit committee financial expert means a person who has the following attributes:

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of the its common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. As of the year ended May 31, 2009, our sole officer and director did not hold any shares of our common stock. All other shareholders did not hold more than 10% of our common stock.

Code of Ethics

We do not have a code of ethics.

Material Changes to Nominations by Security Holders of Director Candidates

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer’s board of directors.

DIRECTORS’ COMPENSATION

Our sole directors do not receive compensation for serving on the Board of Directors. Our sole director is reimbursed for any expenses incurred on our behalf.

ITEM 11. EXECUTIVE COMPENSATION

Our sole officer and director was not compensated during the fiscal years ended May 31, 2009 and May 31, 2008.

We presently do not have any compensation agreement with our sole officer and director.

Stock Option Grants

We have not granted any stock options to our sole executive officer since incorporation.

Consulting Agreements

We do not have any employment or consulting agreement with our sole officer and director and we will not pay such director any amount for acting on the Board of Directors.

The table below summarizes all compensation awarded to, earned by, or paid to our sole executive officer for all services rendered in all capacities to us for the fiscal year ended May 31, 2009 and May 31, 2008.

LONG TERM COMPENSATION
RESTRICTED
OPTION
					OTHER ANNUAL	STOCKS/PAYOUTS	SARS	LTIP	ALL OTHER
NAME	TITLE	YEAR	SALARY	BONUS	COMPENSATION	AWARDED	($)	COMPENSATION	COMPENSATION
	President,		-0-	-0-	-0-	-0-	-0-	-0-	-0-
Locksley	CEO,	2009
Samuels	Director,
Secretary
Dudley	Former	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Delapenha*	President,
CEO,
Director,
Secretary

*Mr. Delapenha resigned as President on September 11, 2008.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 14, 2009 certain information regarding the beneficial ownership of our common stock by:

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

As of September 14, 2009, 118,300 shares with a par value of $0.001 per share were issued and outstanding. We are authorized to issue 15,000,000 shares with a par value of $0.001 per share.

	Name and Address of Beneficial	Amount and Nature of	% Class (1)
Title of Class	Owner	Beneficial Owner
Officers and Directors:
Locksley Samuels
Lot 20, Carifta Avenue
Common Stock	PO Box 422	Nil	N/A
Kingston 11 L8, Jamaica

Officers and Directors as a		Nil	N/A
Group

5% Shareholders:

Officers, Directors and 5%		Nil	N/A
Shareholders as a Group

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the quarter ended November 30, 2007, we issued 4,000 common shares (adjusted for 200 for 1 share consolidation) to an individual employed by a company that is controlled by a shareholder who at that time owned a majority of our outstanding shares. These shares were issued in return for the cancellation of $10,000 of accounts payable. We also redeemed 7,500 of our common shares (adjusted for 200 for 1 share consolidation), of which 1,000 common shares (adjusted for 200 for 1 share consolidation) were previously held by our President. This redemption was made by the issuance of promissory notes totaling $15,000. The promissory notes bear interest at 6% and do not have a specified due date.

During the quarter ended November 30, 2007, we carried out a stock split on the basis of 15 old shares for one new share to increase the issued shares to 22,500,000 (unadjusted for 200 for 1 share consolidation) and concurrently increased the authorized common shares to 3,000,000,000 (unadjusted for 200 for 1 share consolidation). Pursuant to the Asset Purchase Agreement dated February 28, 2008 with CMS BC, we agreed to purchase all the assets of CMS BC in consideration of the forgiving of a loan from our company to CMS BC in the amount of $100,000. In addition to the forgiving of the loan, we agreed to issue 8,500,000 shares (unadjusted for 200 for 1 share consolidation) of our company common stock to CMS BC and a further 14,000,000 shares of common stock (unadjusted for 200 for 1 share consolidation) to principals of CMS for a total of 22,500,000 shares. The Agreement was subsequently terminated on July 23, 2008 and the 22,500,000 shares held in escrow were cancelled.

On September 1, 2008, we carried out a private placement offering of units, with each unit consisting of one share of common stock and one share purchase warrant to purchase an additional share of common stock at a price of $0.50 per share, exercisable for a period of twenty four months. A total of 1,160,000 common shares (unadjusted for 200 for 1 share consolidation) were purchased by four investors, for a total of $290,000.

On June 8, 2009 we completed a consolidation of our authorized and outstanding stock on the basis of 200 old shares for one new share. Consequently, our authorized common shares were decreased to 15,000,000 and the issued share capital was decreased to 118,300 shares of common stock.

Corporate Governance – Director Independence

Our stock is quoted on the Over The Counter Bulletin Board, which does not have director independence requirements. Under Item 407(a) of Regulation S-K, we have elected to measure the independence of our sole director under the definition of independence used by the American Stock Exchange, which can be found in the AMEX Company Guide, §121(A)(2) (2007). Under such definition, our sole director is not independent, because we cannot affirmatively determine that our sole director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the Company’s last two fiscal years:

	2009	2008
Audit fees	$ 2,300	$ 4,000
Audit-related fees	-	-
Tax fees	-
All other fees	5,000	5,000

Total	$ 7,300	$ 9,000

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

ITEM 15.           EXHIBITS

Exhibit Number	Description
3.01	Articles of Merger filed with the Nevada Secretary of State on March 19, 2008, effective April 3, 2008 (2)
3.1	Certificate of Incorporation dated September 27, 2004(1)
3.2	Articles of Incorporation dated September 27, 2004(1)
3.3	Certificate Amending Articles of Incorporation dated May 9, 2006(1)
3.4	Bylaws, effective September 27, 2004(1)
3.5	Articles of Merger dated March 19, 2008 (2)
10.1	Asset Purchase Agreement dated February 28, 2008(3)
10.2	Termination Agreement to the Asset Purchase Agreement dated July 23, 2008(4)
10.3	Debt Settlement Agreement dated August 27, 2008(5)
10.4	Service Agreement dated September 15, 2008 (6)
10.5	Termination Agreement dated December 15, 2008 (7)
10.6	2008 Stock Option Plan(8)
23.1	Consent Letter from Robert Jeffrey, CPA
31.1	CEO and CFO Section 302 Certification
32.1	CEO and CFO Section 906 Certification

(1)	Incorporated by reference from our Form SB-2 that was originally filed with the SEC on August 2, 2006

(2)	Incorporated by reference from Form 8K filled with the SEC on April 7, 2008.

(3)	Incorporated by reference from Form 8K filled with the SEC on March 5, 2008.

(4)	Incorporated by reference from Form 8K filed with the SEC on July 28, 2008.

(5)	Incorporate by reference from Form 8K filed with the SEC on September 8, 2008.

(6)	Incorporated by reference from Form 10Q filed with the SEC on October 15, 2008.

(7)	Incorporated by reference from Form 8K filed with the SEC on December 17, 2008.

(8)	Incorporated by reference from Form S8 filed with the SEC on September 25, 2008.

SIGNATURES

     In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERMESH INTERNATIONAL CORP.

Date: September 14, 2009	By:	/s/ Locksley Samuels
Locksley Samuels
President, CEO, CFO, Secretary, Treasurer,
Director

     In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

President, CEO, CFO, Secretary,
/s/ Locksley Samuels	Treasurer and Director	September 14, 2009
Locksley Samuels