Form 10-Q
period 2009-08-31
CYBERMESH INTERNATIONAL CORP.
filed 2009-10-06
CIK 1367617

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________
FORM 10-Q
________________

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to . Commission file number 000-52207 ________________

CYBERMESH INTERNATIONAL CORP.
(Exact name of small business issuer as specified in its charter)

________________

NEVADA	98-0512139
(State or other jurisdiction of incorporation or organization)	(IRS employer Identification No.)

#200-245 East Liberty Street, Reno NV, 89501 (Address of principal executive offices)

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

As of August 31, 2009, 118,300 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐  No  ☒

Item 1.         FINANCIAL STATEMENTS

CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2009

CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS

	August 31, 2009	May 31,2009
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$ 3,933	$ 3,983
Total Current Assets	3,933	3,983

Other Assets:
Deposit	-	1,500
Total Other Assets	-	1,500

Total Assets	$ 3,933	$ 5,483

LIABILITIES AND SHAREHOLDER’S DEFICIENCY

Current Liabilities:
Accrued liabilities	$ 39,300	$ 27,300
Amounts due to shareholders	26,500	26,500
Accrued interest payable	14,178	11,385
Advances from affiliate	60,193	56,475
Convertible note payable	100,000	100,000
Total Current Liabilities	240,171	221,660

Stockholders’ Deficiency:
Common stock: authorized 15,000,000 shares of $0.001 par	118	118
value; issued and outstanding, 118,200 shares
Capital in excess of par value	227,526	227,526
Paid in capital – warrants	58,000	58,000
Accumulated deficit	(521,882)	(501,821)

Total Stockholder’s Deficiency	(236,238)	(216,177)

Total Liabilities and Stockholders’ Deficiency	$ 3,933	$ 5,483

These accompanying notes are an integral part of these financial statements.
-F1-

     CYBERMESH INTERNATIONAL CORP.
 CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED AUGUST 31, 2009 AND 2008
 (unaudited)

	2009	2008

Revenue	$ -	$ -

Expenses:
Administrative expenses	17,268	8,528

Operating Loss	(17,268)	(8,528)

Other Expense:
Interest expense	2,793	1,875

Net loss for the period	$ (20,061)	$ (10,403)

Loss Per Share -
Basic and Diluted	$ (0.17)	$ (0.09)

Weighted average
number of shares
Outstanding	118,300	112,500

These accompanying notes are an integral part of these financial statements.

-F2-

      CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED AUGUST 31, 2009 AND 2008
(unaudited)

	2009	2008
CASH FLOWS FROM OPERATIONS:

Net loss	$ (20,061)	$ (10,403)
Reconciliation of net loss to net cash consumed by operating activities:

Changes in assets and liabilities:
Increase in accrued liabilities	12,000	-
Increase in accrued interest	2,793	1,875
Decrease in deposits	1,500	-

Net Cash Consumed by Operating Activities	(3,768)	(5,028)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances made to contractor	-	(50,000)
Net cash Consumed by Investing Activities:	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of advances for share subscriptions	-	60,000
Advances from affiliate	3,718	-
Proceeds of shareholder loans	-	10,000
Net Cash Provided by Financing Activities	3,718	70,000

Net increase (decrease) in cash	(50)	14,972

Cash balance, beginning of period	3,983	353

Cash balance, end of period	$ 3,933	$ 15,325

These accompanying notes are an integral part of these financial statements.

-F3-

CYBERMESH INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Cybermesh International Corp. and its subsidiary (“ the Company”) as of August 31, 2009 and 2008 and for the three month periods ended August 31, 2009 and 2008, have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. The results of operations for the three month period ended August 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2010.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2009.

2. RELATED PARTY TRANSACTIONS

During the three month period ended August 31, 2009, the Company received $ 3,718 in loans from its filing agent (affiliate) – see note 4.

During the three month period ended August 31, 2008, the Company received $ 10,000 in share holder loans. The loans are not supported by notes; they do not bear interest but interest has been imputed at 6%.

The Company conducts its business in the office of a company controlled by a shareholder. There has been no charge for this use. If there were a charge, it would be insignificant.

3. PRIVATE PLACEMENTS

In September 2008, the Company began a private placement offering for the issuance of equity securities. Common stock and warrants to purchase common stock are being offered as units, with each unit consisting of one share of stock and one warrant to purchase an additional share of stock for a period of twenty four months. During the three month period ended August 31, 2008, the Company received $ 60,000 in advances for these share subscriptions.

4.         ADVANCES FROM AFFILIATE

The Company has received advances from an affiliate totaling $ 60,193, including $ 3,718 during the three month period ended August 31, 2009. These advances provided for working capital needs. The advances are due in 1 year with an interest rate of 6% payable at the end of the loan term.

-F4-

CYBERMESH INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2009

5.         EXPENSES

Major items included in Administrative Expenses were the following:

	2009	2008
Legal & Accounting	$ 11,823	$ -
Consulting	5,000	5,000
Bad debt	-	3,500
Transfer agent fees	445	-
Office and miscellaneous	-	28
Total administrative expenses	$ 17,268	$ 8,528

6.          SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for income taxes or interest during any of the periods presented. Except as described in next paragraph, there were no non-cash investing or financing activities during any of the periods presented.

On August 27, 2008, an agreement was concluded with CMS BC under which the Company acquired all of the assets of CMS BC in return for forgiveness of $100,000 of advances which the Company had made to CMS BC. Title to these assets, which consisted principally of computer based intellectual property, was assigned to CMS Belize, the Company’s wholly owned subsidiary. As of May 31, 2009, those assets were deemed impaired and written off.

7.          SHARE AUTHORIZATION AND STOCK SPLIT

On June 8, 2009, the Company requested a roll back of its authorized and outstanding capital by 200 times. The authorized common shares were decreased to 15,000,000 and the authorized capital was decreased accordingly to 118,300. That stock split was approved by the Financial Industry Regulatory Authority on August 14, 2009. The split is reflected on the financial statements as if it occurred on earliest date presented.

8. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency and an accumulated deficit as of August 31, 2009 in the amount of $ 521,882 and has experienced continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

-F5-

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

On February 28, 2008, the Company entered into an Asset Purchase Agreement with Cyber Mesh Systems Inc. (“CMS BC”), a company incorporated in the province of British Columbia, wherein the Company agreed to purchase all the assets of CMS BC. Consideration for the purchase of the assets is the forgiving of a loan from our company to CMS BC in the amount of $100,000. In addition to the forgiving of the loan, the Company agreed to issue 42,500 shares of our company common stock to CMS BC and a further 70,000 shares of common stock to principals of CMS for a total 112,500 shares. The Agreement was subsequently terminated on July 23, 2008.

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

Plan of Operation

The Company’s plan of operation is to further our research and development efforts upon appointing a service provider. It cannot be estimated when a service provider will be appointed or when the Company will be in a position to launch the Acquired Technologies into the market.

Results of Operations

Three month period ended August 31, 2009, compared to three month period ended August 31, 2008.

Revenues

The Company did not generate any revenues for the three month periods ended August 31, 2009 and 2008. The Company cannot determine at this time when it will be in a position to generate revenues.

Expenses

For the three month periods ended August 31, 2009 and 2008, our administrative expenses totaled $ 17,268 and $ 8,528 as follows:

	2009	2008
Legal & Accounting	$ 11,823	$ -
Consulting	5,000	5,000
Bad debt	-	3,500
Transfer agent fees	445	-
Office and miscellaneous	-	28
Total administrative expenses	$ 17,268	$ 8,528

For the three month period ended August 31, 2009, the Company incurred $ 11,823 in legal and accounting fees of which $ 4,823 was incurred legal fees and $ 7,000 for audit and review fees. We incurred $ 5,000 in consulting expenses for preparation of records for this quarter and edgar filing fees and preparation of various SEC forms. A further $ 445 was incurred for transfer agent fees.

For the three month period ended August 31, 2008, our administrative expenses consist of $5,000 in consulting fees paid to our filing agent for Edgar filing fees, the reversal of $ 3,500 of interest expense which had accrued on the $ 100,000 advance which was cancelled by the Agreement. The remaining balance consists of office and miscellaneous expenses.

We currently have no business activity.

Liquidity and Capital Resources

As of August 31, 2009, the Company had a negative working capital of $ 236,238. Based on current operations, over the next 12 months, the Company will require $ 240,171 for settlement of our current liabilities.

There was no cash consumed by investing activities during the three month period ended August 31, 2009. Cash consumed for the period in 2008 was $ 50,000 which was advanced to a prior research and development contractor. That contract is no longer in force as it was terminated.

During the three month period ended August 31, 2009, cash provided by financing activities was $ 3,718, representing advances obtained from our affiliate. Total advances made by our affiliate are $ 60,193 as of August 31, 2009. The advances are due in 1 year with an interest rate of 6%. Cash provided by financing activities for the three month period ended August 31, 2008 was $ 70,000 of which $ 60,000 relates to a deposit on a private placement on the sale of 2,600 stock units with each unit consisting of one share of stock and one warrant to purchase common stock.. An additional $ 10,000 was advanced by shareholders for working capital needs. There are no stated terms of repayment of the shareholder advances and interest is imputed on those shareholder advances at 6% per annum.

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

Item 4T. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer/Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Chief Executive Officer/Chief Accounting Officer has concluded that the Company’s disclosure controls and procedures were not effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-Q.

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 1st fiscal quarter ended August 31, 2009 the Company’s Chief Executive Officer/Chief Accounting Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.        Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in our Registration statement on Form 10-K for the year ended May 31, 2009 filed simultaneously with this Quarterly Report on Form 10-Q.

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

B) Reports on Form 8-K

          On December 11, 2008, the Company filed an 8K reporting items:
          Item 1.01: Entry into a Material Definitive Agreement
          Item 9.01: Financial Statements and Exhibits

          On May 12, 2009, the Company filed an 8K reporting items:
          Item 8.01: Other Events

          On June 16, 2009, the Company filed an 8K reporting items:
          Item 5.03: Amendments to Articles of Incorporation or By-Laws; Change in Fiscal Year
          Item 9.01: Financial Statements and Exhibits

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERMESH INTERNATIONAL CORP.
Date: October 6, 2009

/s/ Locksley Samuels
By:
Locksley Samuels
Locksley Samuels, CEO, CAO, Secretary,
Treasurer and Director