Form 10-Q
period 2009-11-30
CYBERMESH INTERNATIONAL CORP.
filed 2010-01-05
CIK 1367617

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 ________________ FORM 10-Q ________________

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

As of November 30, 2009, 118,300 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐  No ☒

Item 1. FINANCIAL STATEMENTS

     CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2009

(Unaudited)

CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS

	November 30,	May 31,2009
	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$ 3,933	$ 3,983
Total Current Assets	3,933	3,983

Other Assets:
Deposit	-	1,500
Total Other Assets	-	1,500

Total Assets	$ 3,933	$ 5,483

LIABILITIES AND SHAREHOLDER’S DEFICIENCY

Current Liabilities:
Accrued liabilities	$ 45,900	$ 27,300
Amounts due to shareholders	26,500	26,500
Accrued interest payable	16,974	11,385
Advances from affiliate	60,458	56,475
Convertible note payable	100,000	100,000
Total Current Liabilities	249,832	221,660

Stockholders’ Deficiency:
Common stock: authorized 15,000,000 shares of $0.001 par	118	118
value; issued and outstanding, 118,300 shares
Capital in excess of par value	227,526	227,526
Paid in capital – warrants	58,000	58,000
Accumulated deficit	(531,543)	(501,821)
Total Stockholder’s Deficiency	(245,899)	(216,177)

Total Liabilities and Stockholders’ Deficiency	$ 3,933	$ 5,483

These accompanying notes are an integral part of these financial statements.
-F1-

CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2009 AND 2008
(unaudited)

	Three Month Periods		Six Month Periods

	2009	2008	2009	2008

Revenue	$ -	$ -	$ -	$ -

Expenses:
Administrative Expenses	6,864	323,459	24,132	331,987
Operating Loss	(6,864)	(323,459)	(24,132)	(331,987)

Other Expense:
Interest expense	(2,797)	(1,832)	(5,590)	(3,707)

Net loss for the period	$ (9,661)	$ (325,291)	$ (29,722)	$ (335,694)

Loss Per Share -
Basic and Diluted	$ (0.08)	$ (2.82)	$ (0.25)	$ (2.94)

Weighted average
number of shares
Outstanding	118,300	115,400	118,300	113,950

These accompanying notes are an integral part of these financial statements.

-F2-

      CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED NOVEMBER 30, 2009 AND 2008
(unaudited)

	2009	2008
CASH FLOWS FROM OPERATIONS:

Net loss	$ (29,722)	$ (335,694)
Reconciliation of net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Interest imputed on debt	-	3,707
Accrued Interest forgiven under debt settlement	-	3,500
Expenses accrued as shareholder advances	-	5,000
Changes in assets and liabilities:
Increase in accrued liabilities	18,600	-
Increase in accrued interest	5,589	-
Decrease (increase) in deposits	1,500	(200)

Net Cash Consumed by Operating Activities	(4,033)	(323,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliate	3,983	77,695
Proceeds from sale of stock units	-	272,500
Proceeds of shareholder loans	-	6,500

Net cash Consumed by Investing Activities:	3,983	356,695

Net increase (decrease) in cash	(50)	33,008

Cash balance, beginning of period	3,983	353

Cash balance, end of period	$ 3,933	$ 33,361

These accompanying notes are an integral part of these financial statements.

-F3-

CYBERMESH INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2009

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Cybermesh International Corp. and its subsidiary (“the Company”) as of November 30, 2009 and 2008 and for the three and six month periods ended November 30, 2009 and 2008, have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for such periods. The results of operations for the six month period ended November 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2010.

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

2. RELATED PARTY TRANSACTIONS

During the six month period ended November 30, 2009, the Company received an additional $ 3,983 in loans from its filing agent (affiliate) – see note 4.

During the six month period ended November 30, 2008, the Company received and additional $ 6,500 in shareholder loans. The loans are not supported by notes; they do not bear interest but interest has been imputed at 6%. Also during the period, the Company paid a $ 17,500 finders’ fee as compensation for the issuance of $ 290,000 of equity units (see note 3.)

The Company conducts its business in the office of a company controlled by a shareholder. There has been no charge for this use. If there were a charge, it would be insignificant.

3. PRIVATE PLACEMENTS

In September 2008, the Company began a private placement offering for the issuance of equity securities. Common stock and warrants to purchase common stock were offered as units, with each unit consisting of one share of stock and one warrant to purchase an additional share of stock for a period of twenty four months. During the six month period ended November 30, 2008, the Company received $ 290,000 for the sale of the stock units and paid a finder’s fee of $ 17,500.

4. ADVANCES FROM AFFILIATE

The Company has received advances from an affiliate totaling $ 60,458, including $ 3,983 during the six month period ended November 30, 2009. These advances provided for working capital needs. The advances are due in 1 year with an interest rate of 6% payable at the end of the loan term.

-F4-

CYBERMESH INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 NOVEMBER 30, 2009

5. EXPENSES

Major items included in Administrative Expenses during the six month periods were: the following:

	2009	2008

Legal & Accounting	$ 13,690	$ 36,051
Consulting	10,000	30,500
Transfer agent fees	442	2,549
Research and development	-	259,032
Bad debt	-	3,500
Office and miscellaneous	-	355
Total administrative expenses	$ 24,132	$ 331,987

6. SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for income taxes or interest during any of the periods presented. Except as described in Note 7, there were no non-cash investing or financing activities during any of the periods presented.

7. SHARE AUTHORIZATION AND STOCK SPLIT

On June 8, 2009, the Company requested a roll back of its authorized and outstanding capital by 200 times. The authorized common shares were decreased to 15,000,000 and the common shares issued and outstanding was decreased accordingly to 118,300. That reverse split was approved by the Financial Industry Regulatory Authority on August 14, 2009. The split is reflected on the financial statements as if it occurred on earliest date presented.

8. REPORTING STATUS CHANGE

During the previous year, the Company was reported as a development stage company. It is no longer reported in that manner as the Company has abandoned development efforts and no longer meets the criteria for a development stage company.

9. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $ 245,899 as of November 30, 2009 and an accumulated deficit as of November 30, 2009 in the amount of $ 531,543, and it has experienced continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

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

History

The Company was incorporated in the State of Nevada on September 27, 2004 as “Asia Projects Corporation”, for the purpose of distributing health supplements worldwide. On May 9, 2006 the Company changed its name to Smokers Lozenge Inc. The Company was previously a distributor of the health supplement “Smokers Lozenge” for smokers, ex smokers and people who have been exposed to second hand smoke. The Lozenge is for smokers, second hand smokers and ex-smokers. Its purpose is to relieve coughing, eradicate phlegm and other associated discomforts experienced with exposure to cigarette smoke. Operations commenced September 30, 2005.

The Company had a distribution agreement entitling us to market and sell the Lozenge on an exclusive basis worldwide and on a non-exclusive basis in China. This agreement and sub distribution agreements were cancelled effective February 28, 2008 as a result of further market research determining that the marketing and distribution of the Smokers Lozenge was not as previously expected. The Company does not have any intension on continuing or expanding the business of distribution of the Lozenge.

Effective April 3, 2008, the Company completed a merger with our subsidiary, Cybermesh International Corp, a Nevada company with no prior operating history with no assets, liabilities or equity. As a result, the Company changed its name from “Smokers Lozenge Inc.” to Cybermesh International Corp. to better reflect the proposed future direction and business of the company.

On February 28, 2008, the Company entered into an Asset Purchase Agreement with Cyber Mesh Systems Inc. (“CMS BC”), a company incorporated in the province of British Columbia, wherein the Company agreed to purchase all the assets of CMS BC. Consideration for the purchase of the assets was to be the forgiving of a loan from our company to CMS BC in the amount of $100,000. In addition to the forgiving of the loan, the Company agreed to issue 42,500 shares of our company common stock to CMS BC and a further 70,000 shares of common stock to principals of CMS for a total 112,500 shares. The Agreement was subsequently terminated on July 23, 2008 and none of these shares were issued and the loan was not cancelled at that time. Refer to the subsequent section on “Debt Settlement Agreement” for additional information regarding the note.

Acquisition of Subsidiary

Effective August 23, 2008, the Company completed an acquisition of Omni Research Corporation. The name of Omni Research Corporation was changed to Cybermesh Systems Inc. (“CMS Belize”). CMS Belize is a company incorporated under the laws of Belize and prior to being acquired, had no prior operating history with no assets, liabilities or equity. CMS Belize has an authorized capital of 50,000 common shares of which all 50,000 shares were issued to the Company for consideration of $ 5,000.

Debt Settlement Agreement

On August 27, 2008, the Company entered into a debt settlement agreement with CMS BC. CMS BC owed the Company $ 100,000 under a promissory note. The $100,000 was cancelled in exchange for proprietary technologies which were developed by CMS BC (“Acquired Technologies”). Pursuant to the agreement, these assets were transferred to CMS Belize, the Company’s wholly owned subsidiary.

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

We have put our Acquired Technologies in abeyance as the technical consulting team in charge of developing the technologies has abandoned the development of the technologies without notice, effectively terminating their relationship with our company. All attempts by us to settle this matter with the consulting team have been futile. We perform a review for potential impairment of long-lived assets at least annually in order to ensure that recorded amounts are recoverable. As of May 31, 2009 those assets were deemed impaired and written off.

We currently do not have any business activity.

Plan of Operation

The Company’s plan of operation is to further our research and development efforts upon appointing a service provider. It cannot be estimated when a service provider will be appointed or when the Company will be in a position to launch the Acquired Technologies into the market.

Results of Operations

Three and six month period ended November 30, 2009, compared to three and six month period ended November 30, 2008.

Revenues

The Company did not generate any revenues for the three and six month periods ended November 30, 2009 and 2008. The Company cannot determine at this time when it will be in a position to generate revenues.

Expenses

For the six month periods ended November 30, 2009 and 2008, our administrative expenses totaled $ 24,132 and $ 331,987 as follows. The variance between the three and six month period ended November 30, 2009 and 2008 is mainly attributable to the decision to put above mentioned Acquired Technologies in abeyance effective May 12, 2009. Expenses incurred for the three and six month period ended November 30, 2009 are to sustain operations at basic minimal levels until such time where we are in a position to expand our research and development and marketing efforts.

	2009	2008

Legal & Accounting	$ 13,690	$ 36,051
Consulting	10,000	30,500
Transfer agent fees	442	2,549
Research and development	-	259,032
Bad debt	-	3,500
Office and miscellaneous	-	355
Total administrative expenses	$ 24,132	$ 331,987

Legal and Accounting

For the six month period ended November 30, 2009, we incurred $ 13,690 in legal and accounting fees of which $ 5,090 was incurred legal fees and $ 8,600 for audit and review fees. For the six month period ended November 30, 2009, we incurred $ 36,051 in legal and accounting fees where legal fees of $ 26,290 were incurred relating to acquisition costs of our subsidiary, preparation of various agreements, and the remaining $ $9,761 accounting fees related to audit fees for the fiscal year end and accounting fees incurred for preparation of records of each quarter.

For the three month ended November 30, 2009, we incurred $ 265 in legal and accounting fees. For the three month ended November 30, 2008, we incurred $ 30,851 in legal and accounting fees,

Consulting

For the six month period ended November 30, 2009, we incurred $ 10,000 in consulting expenses for preparation of records for this quarter and Edgar filing fees and preparation of various SEC forms. For the three month period ended November 30, 2008, we incurred $ 5,000 in consultation expenses. For the three and six month period ended November 30, 2008, we incurred $ 30,500 in consulting fees.

Transfer Agent Fees

For the six month period ended November 30, 2009, we incurred $ 442 was incurred for transfer agent fees. For the three and six month period ended November 30, 2008, we incurred $ 2,549 in transfer agent fees.

Research and Development

For the three and six month period ended November 30, 2008, we incurred $259,032 in research and development costs. We did not incur any research and development costs during the three and six month periods ended November 30, 2009. We cannot determine at this time when we will continue with such efforts given our lack of working capital.

Bad Debt

For the six month ended November 30, 2008, Bad debt expense consist of the reversal of $ 3,500 of interest income which had accrued on the $ 100,000 advance which was cancelled as per the “Debt Settlement Agreement” with CMS BC. The remaining balance of $ 355 consists of office and miscellaneous expenses.

We currently have no business activity.

Liquidity and Capital Resources

As of November 30, 2009, the Company had a negative working capital of $ 245,899. Based on current operations, over the next 12 months, the Company will require approximately $ 250,000 for settlement of our current liabilities and a further $ 50,000 to sustain operations at basic minimal levels.

There was no cash consumed by investing activities during the six month periods ended November 30, 2009 and 2008.

During the six month period ended November 30, 2009, cash provided by financing activities was $ 3,983, representing advances obtained from our affiliate. Total advances made by our affiliate are $ 60,458 as of November 30, 2009. The advances are due in 1 year with an interest rate of 6%. Cash provided by financing activities for the six month period ended November 30, 2008 was $ 356,695 of which $ 272,500 is the net proceeds from private placements on the sale of 5,800 stock units with each unit consisting of one share of stock and one warrant to purchase common stock. An additional $ 77,695 and $ 6,500 were advanced by an affiliate and shareholders, respectively, for working capital needs. There are no stated terms of repayment of the shareholder advances and interest is imputed on those shareholder advances at 6% per annum.

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

Item 4T. CONTROLS AND PROCEDURES

                 (A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer/Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Chief Executive Officer/Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-Q.

                 (B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 2nd fiscal quarter ended November 30, 2009 the Company’s Chief Executive Officer/Chief Financial Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6.
Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation, dated September 27, 2004 (1)
3.2	Articles of Incorporation, dated September 27, 2004 (1)
3.3	Certificate Amending Articles of Incorporation dated May 9, 2006 (1)
3.4	Bylaws, effective September 27, 2004 (1)
3.5	Certificate Amending Articles of Incorporation effective June 30, 2009 (4)
3.01	Articles of Merger filed with the Nevada Secretary of State on March 19, 2008, effective April 3, 2008 (2)
10.1	Debt Settlement Agreement, dated August 27, 2008(3)
31.1	CEO, CAO Section 302 Certification
32.1	CEO, CAO Section 906 Certification

(1)	Incorporated by reference from our Form SB-2 that was originally filed with the SEC on August 2, 2006.
(2)	Incorporated by reference from Form 8K filled with the SEC on April 7, 2008.
(3)	Incorporated by reference from Form 8K filed with the SEC on September 8, 2008.
(4)	Incorporated by reference from Form 8K filed with the SEC on June 16, 2009.

B) Reports on Form 8-K

None.

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERMESH INTERNATIONAL CORP.
Date: January 4, 2010		/s/ Locksley Samuels
By:
Locksley Samuels
Locksley Samuels, CEO, CAO, Secretary,
Treasurer and Director