Form 10-Q
period 2010-02-28
CYBERMESH INTERNATIONAL CORP.
filed 2010-04-08
CIK 1367617

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 ________________ FORM 10-Q ________________

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

As of February 28, 2010, 118,300 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐  No ☒

Item 1. FINANCIAL STATEMENTS

     CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2010 (Unaudited)

CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS

	February 28,	May 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$ 3,942	$ 3,983
Total Current Assets	3,942	3,983

Other Assets:
Deposit	-	1,500
Total Other Assets	-	1,500

Total Assets	$ 3,942	$ 5,483

LIABILITIES AND SHAREHOLDER’S DEFICIENCY

Current Liabilities:
Accrued liabilities	$ 50,900	$ 27,300
Amounts due to shareholders	26,500	26,500
Accrued interest payable	19,752	11,385
Advances from affiliate	61,113	56,475
Convertible note payable	100,000	100,000
Total Current Liabilities	258,265	221,660

Stockholders’ Deficiency:
Common stock: authorized 15,000,000 shares of $0.001 par	118	118
value; issued and outstanding, 118,300 shares
Capital in excess of par value	227,526	227,526
Paid in capital – warrants	58,000	58,000
Accumulated deficit	(539,967)	(501,821)
Total Stockholder’s Deficiency	(254,323)	(216,177)

Total Liabilities and Stockholders’ Deficiency	$ 3,942	$ 5,483

These accompanying notes are an integral part of these financial statements.
-F1-

CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED FEBRUARY 28, 2010 AND 2009
(unaudited)

	Three Month Periods		Nine Month Periods
	2010	2009	2010	2009

Revenue	$ -	$ -	$ -	$ -

Expenses:
Administrative Expenses	5,648	18,473	29,780	350,460
Operating Loss	(5,648)	(18,473)	(29,780)	(350,460)

Other Expense:
Interest expense	(2,776)	(3,765)	(8,366)	(7,472)

Net loss for the period	$ (8,424)	$ (22,238)	$ (38,146)	$ (357,932)

Loss Per Share -
Basic and Diluted	$ (0.07)	$ (0.19)	$ (0.32)	$ (3.17)

Weighted average
number of shares
Outstanding	118,300	118,300	118,300	118,300

These accompanying notes are an integral part of these financial statements.

-F2-

      CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED FEBRUARY 28, 2010 AND 2009
(unaudited)

	2010	2009
CASH FLOWS FROM OPERATIONS:

Net loss	$ (38,146)	$ (357,932)
Reconciliation of net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Accrued Interest forgiven under debt settlement	-	3,500
Expenses accrued as shareholder advances	-	5,000
Changes in assets and liabilities:
Increase in accrued liabilities	23,600	14,250
Increase in accrued interest	8,367	5,659
Decrease (increase) in deposits	1,500	(1,700)

Net Cash Consumed by Operating Activities	(4,679)	(331,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from affiliate	4,638	87,697
Repayments to affiliate		(31,000)
Proceeds from sale of stock units	-	272,500
Proceeds of shareholder loans	-	6,500

Net cash Consumed by Investing Activities:	4,638	335,697

Net increase (decrease) in cash	(41)	4,474

Cash balance, beginning of period	3,983	353

Cash balance, end of period	$ 3,942	$ 4,827

These accompanying notes are an integral part of these financial statements.

-F3-

CYBERMESH INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2010

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Cybermesh International Corp. and its subsidiary (“the Company”) as of February 28, 2010 and 2008 and for the three and nine month periods ended February 28, 2010 and 2009, have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for such periods. The results of operations for the nine month period ended February 28, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2010.

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

2. RELATED PARTY TRANSACTIONS

During the nine month period ended February 28, 2010, the Company received an additional $ 4,638 in loans from its filing agent (affiliate) – see note 4.

During the nine month period ended February 28, 2009, the Company received and additional $ 6,500 in shareholder loans. The loans are not supported by notes and bear 6% interest. Also during the period, the Company paid a $ 17,500 finders’ fee as compensation for the issuance of $ 290,000 of equity units (see note 3.)

The Company conducts its business in the office of a company controlled by a shareholder. There has been no charge for this use. If there were a charge, it would be insignificant.

3. PRIVATE PLACEMENTS

In September 2008, the Company began a private placement offering for the issuance of equity securities. Common stock and warrants to purchase common stock were offered as units, with each unit consisting of one share of stock and one warrant to purchase an additional share of stock for a period of twenty four months. During the nine month period ended February 28, 2009, the Company received $ 290,000 for the sale of the stock units and paid a finder’s fee of $ 17,500.

.

4. ADVANCES FROM AFFILIATE

The Company has received advances from an affiliate totaling $ 61,113, including the $ 4,638 during the nine month period ended February 28, 2010. These advances provided for working capital needs. The advances are on demand with an interest rate of 6% payable.

-F4-

CYBERMESH INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FEBRUARY 28, 2010

5. EXPENSES

Major items included in Administrative Expenses during the nine month periods were: the following:

	2010	2009

Consulting	$ 15,000	$ 42,000
Legal & Accounting	12,867	39,051
Transfer agent fees	1,345	3,249
Office and miscellaneous	568	3,628
Research and development	-	259,032
Bad debt	-	3,500

Total administrative expenses	$ 29,780	$ 350,460

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

9. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $ 254,323 as of February 28, 2010 and an accumulated deficit as of February 28, 2010 in the amount of $ 539,967, and it has experienced continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

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

The Company had a distribution agreement entitling us to market and sell the Lozenge on an exclusive basis worldwide and on a non-exclusive basis in China. This agreement and sub distribution agreements were cancelled effective February 28, 2008 as a result of further market research determining that the marketing and distribution of the Smokers Lozenge was not as profitable as previously expected. The Company does not have any intension on continuing or expanding the business of distribution of the Lozenge.

Effective April 3, 2008, the Company completed a merger with its subsidiary, Cybermesh International Corp, a Nevada company with no prior operating history with no assets, liabilities or equity. As a result, the Company changed its name from “Smokers Lozenge Inc.” to Cybermesh International Corp. to better reflect the proposed future direction and business of the company.

On February 28, 2008, the Company entered into an Asset Purchase Agreement with Cyber Mesh Systems Inc. (“CMS BC”), a company incorporated in the province of British Columbia, wherein the Company agreed to purchase all the assets of CMS BC. Consideration for the purchase of the assets was to be the forgiving of a loan from our company to CMS BC in the amount of $100,000. In addition to the forgiving of the loan, the Company agreed to issue 42,500 shares of our company common stock to CMS BC and a further 70,000 shares of common stock to principals of CMS for a total 112,500 shares. The Agreement was subsequently terminated on July 23, 2008 and none of these shares were issued and the loan was not cancelled at that time. Refer to the subsequent section on “Debt Settlement Agreement”.

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

We have put our Acquired Technologies in abeyance as the technical consulting team in charge of developing the technologies has abandoned the development of the technologies without notice, effectively terminating their relationship with the Company. All attempts by us to settle this matter with the consulting team have been futile. We perform a review for potential impairment of long-lived assets at least annually in order to ensure that recorded amounts are recoverable. As of May 31, 2009 those assets were deemed impaired and written off.

We currently do not have any business activity.

Plan of Operation

The Company’s plan of operation is to further our research and development efforts upon appointing a service provider. It cannot be estimated when a service provider will be appointed or when the Company will be in a position to launch the Acquired Technologies into the market.

Results of Operations

Three and nine month period ended February 28, 2010, compared to three and nine month period ended February 28, 2009.

Revenues

The Company did not generate any revenues for the three and nine month periods ended February 28, 2010 and 2009. The Company cannot determine at this time when it will be in a position to generate revenues.

Expenses

For the nine month periods ended February 28, 2010 and 2009, our administrative expenses totaled $ 29,780 and $ 350,960 as follows. The variance between the three and nine month period ended February 28, 2010 and 2009 is mainly attributable to the decision to put above mentioned Acquired Technologies in abeyance effective May 12, 2009. Expenses incurred for the three and nine month period ended February 28, 2010 are to sustain operations at basic minimal levels until such time where we are in a position to expand our research and development and marketing efforts.

	2010	2009

Consulting	$ 15,000	$ 42,000
Legal & Accounting	12,867	39,051
Transfer agent fees	1,345	3,249
Office and miscellaneous	568	3,628
Research and development	-	259,032
Bad debt	-	3,500

Total administrative expenses	$ 29,780	$ 350,460

Consulting

For the nine month period ended February 28, 2010, we incurred $ 15,000 in consulting expenses for preparation of records for this quarter and Edgar filing fees and preparation of various SEC forms. For the nine month period ended February 28, 2009, we incurred $ 42,000 in consultation expenses.

For the three and nine month period ended February 28, 2010 and 2009, we incurred $ 5,000 and $ 15,000 in consulting fees, respectively.

Legal and Accounting

For the nine month period ended February 28, 2010, we incurred $ 12,867 in legal and accounting fees of which $ 4,267 was incurred for legal fees and $ 8,600 for audit and review fees. For the nine month period ended February 28, 2009, we incurred $ 39,051 in legal and accounting fees where legal fees of $ 26,290 were incurred relating to acquisition costs of our subsidiary, preparation of various agreements, and the remaining $ 12,761 accounting fees related to audit fees for the fiscal year end and accounting fees incurred for preparation of records of each quarter.

For the three month ended February 28, 2010 and February 29, 2009, we did not incur any legal and accounting fees.

Transfer Agent Fees

For the nine month period ended February 28, 2010, we incurred $ 1,345 was incurred for transfer agent fees. For the three and nine month period ended February 28, 2009, we incurred $ 700 and $ 3,249 in transfer agent fees, respectively. We do not expect to incur any transfer agent fees in the foreseeable future.

Research and Development

For the three and nine month period ended February 28, 2009, we incurred $259,032 in research and development costs. We did not incur any research and development costs during the three and nine month periods ended February 28, 2010 as we have placed the development of Acquired Technologies in abeyance, as previously discussed. We cannot determine at this time when we will continue with such efforts given our lack of working capital.

Bad Debt

For the nine month ended February 28, 2009, Bad debt expense consists of the reversal of $ 3,500 of interest income which had accrued on the $ 100,000 advance which was cancelled as per the “Debt Settlement Agreement” with CMS BC.

We currently have no business activity.

Liquidity and Capital Resources

As of February 28, 2010, the Company had a negative working capital of $ 254,323. Based on current operations, over the next 12 months, the Company will require approximately $ 250,000 for settlement of our current liabilities and a further $ 50,000 to sustain operations at basic minimal levels.

There was no cash consumed by investing activities during the nine month periods ended February 28, 2010 and 2008.

During the nine month period ended February 28, 2010, cash provided by financing activities was $ 4,638, representing advances obtained from an affiliate. Total advances made by the affiliate are $ 61,113 as of February 28, 2010. The advances are due on demand with an interest rate of 6%. Cash provided by financing activities for the nine month period ended February 28, 2009 was $ 353,197 of which $ 272,500 is the net proceeds from private placements on the sale of 5,800 stock units with each unit consisting of one share of stock and one warrant to purchase common stock. An additional $ 87,697 and $ 6,500 were advanced by an affiliate and shareholders, respectively, for working capital needs. There are no stated terms of repayment of the shareholder advances.

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

Item 4T. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer/Chief Accounting Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Chief Executive Officer/Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective at this reasonable assurance level as of the period covered. In addition, the Company reviewed its internal controls, and there have been no significant changes in its internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation or from the end of the reporting period to the date of this Form 10-Q.

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 3rd fiscal quarter ended February 28, 2010 the Company’s Chief Executive Officer/Chief Financial Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

CYBERMESH INTERNATIONAL CORP.
Date: April 8, 2010

/s/ Locksley Samuels
By:
Locksley Samuels
Locksley Samuels, CEO, CAO,Secretary,
Treasurer and Director