Form 10-K
period 2010-05-31
CYBERMESH INTERNATIONAL CORP.
filed 2010-09-13
CIK 1367617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 2010
☐  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from            to______.

Commission file number: 000-52207

CYBERMESH INTERNATIONAL CORP.
(Name of issuer in its charter)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated	Smaller reporting
		filer ☐	company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes   ☐ No

·	State issuer's revenue for its most recent fiscal year: $ Nil for the fiscal year ended May 31, 2010.

·	The aggregate market value of held by non-affiliates and affiliates as May 31, 2010 cannot be determined as the issuers common stock is not actively trading in the market.

·	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The registrant had 118,300 shares of common stock outstanding (post-share consolidation) as of September 13, 2010.

·	Transitional Disclosure Format (Check one): Yes ☐ ; No ☒

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

As of May 31, 2010 we have a negative working capital of $ 2,71,453. We will require shareholder loans to meet our working capital needs; however, we have no formalized agreements with shareholders guaranteeing that any funds will be available to us. We may exhaust this source of funding at any time, which would cause us to cease operations.

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

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following individuals were elected unanimously to the Board of Directors to serve until the next Annual Meeting of Stockholders:

Name	Age	Position	Period Serving	Term (1)

		President, CEO, CFO,	Sept 11, 2010-
Locksley Samuels	58	Treasurer Director,	September 10, 2011	1 year
		Secretary

(1)	Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed.

We approved the appointment of Robert G. Jeffrey as our independent accountants for the fiscal year ended May 31, 2010.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY

No Trading Activity for Common Stock

We are listed on the OTC Bulletin Board; however, there has been no trades of our common stock as of the date of this Form 10-K.

Stockholders of Our Common Shares

As of September 13, 2010, we had 11,985,400 commons shares outstanding.

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

As of May 31, 2010, there were no options yet granted under this Plan.

Securities Authorized For Issuance Under Equity Compensation Plans

The Company did not have an equity compensation plan in place as of May 31, 2010.

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

Recent Sales of Unregistered Securities

Except as reported in previous filings, we did not sell any securities in transactions which were not registered under the Securities Act in the fiscal year ended May 31, 2010.

Subsequent to May 31, 2010, the Company settled $ 118,671 of debt incurred as of May 31, 2010 on shareholder and consultant loans and related accrued interest by issuance of 11,867,100 restricted common shares on June 28, 2010, of which 5,755,800 was issued to Multi Media Capital Corp. (“Multi Media”) and 6,111,300 was issued to Zhunger Capital Partners Inc. (“Zhunger Capital”), at a price of $0.01 per share.

As a result, there has been a change in control of the Company. As of **DATE*, there are 11,985,400 shares of common stock issued and outstanding. Thus, the acquisition by Multi Media and Zhunger Capital of the 5,755,800 and 6,111,300 shares of common stock represents an equity interest of approximately 48% and 51% in the Company, respectively. There are no arrangements or understandings between the Company and Multi Media and Zhunger Capital and their respective agents and associates with respect to election of directors or other matters.

The offer and sale of the shares were exempt from registration pursuant to section 4(2) of the Securities Act, Rule 701 and Rule 506 of Regulation D promulgated there under. The Company’s limited the manner of the offering and provided disclosure regarding the offering and the Company to the shareholders. The Company believes that these sales were also exempt under Regulation S under the Securities Act, as such sales were made in offshore transactions to non-U.S. persons.

DESCRIPTION OF SECURITIES

As of September 13, 2010, our total authorized capital is 200,000,000 common shares with a par value of $0.001 per share.

Effective June 28, 2010, we filed a notice with the Secretary of State for Nevada, pursuant to NRS 78.385 and 78.390 of the Nevada Statutes, increasing the Company’s authorized share capital from 15,000,000 to 200,000,000 shares..

The increase in authorized share capital was approved by majority vote of the Company’s shareholders..

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

Options:

As of May 31, 2010, there were no options yet granted under the 2008 Stock Option Plan.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following is an analysis of our revenues and gross profit, details and analysis of components of expenses, and variances from May 31, 2010 to May 31, 2009.

Sales

We did not generate any revenues during the year ended May 31, 2010 and 2009.

Expenses

For the year ended May 31, 2010 and 2009, our administrative expenses totaled $ 43,888 and $362,333 respectively, as follows:

	2010	2009

Consulting	$25,000	$52,000
Legal & Accounting	16,967	40,102
Research and development	-	259,032
Bad debt	-	3,500
Transfer agent fees	1,345	3,249
Office and miscellaneous	576	4,450
Total administrative expenses	$43,888	$362,333

2009

In 2009, we incurred $259,032 in research and development costs relating to the Service Agreement, which agreement was terminated during the year due to additional costs incurred and complexities encountered, resulting in impairment charge of $100,000. We have put our Acquired Technologies in abeyance as the technical consulting team in charge of developing the technologies has abandoned the development of the technologies without notice, effectively terminating their relationship with our company. All attempts by us to settle this matter with the consulting team have been futile. We perform a review for potential impairment of long-lived assets at least annually in order to ensure that recorded amounts are recoverable. As of May 31, 2009, those assets were deemed impaired and written off. We currently do not have any business activity.

Legal and accounting fees amounted to $ 40,102, of which $ 24,235 in legal fees were incurred in conjunction with the acquisition of subsidiary and the remaining $ 15,367 in accounting fees related to audit fees and accounting fees incurred for the preparation of records each quarter.

Bad debt expense consists of the reversal of $3,500 of interest income which had accrued on the $100,000 advance, which was cancelled as per the Debt Settlement Agreement.

2010

Legal and accounting fees amounted to $ 16,967 of which legal fees of $ 4,267 were incurred relating to preparation of various agreements, and the remaining $ 12,600 accounting fees related to audit fees for the fiscal year end and accounting fees incurred for preparation of records of each quarter.

Consulting fees in the amount of $ 25,000 were incurred for EDGAR filing fees and preparation of various SEC required filings, and a further $ 1,345 were incurred for transfer agent fees. The remaining balance of $ 576 consists of bank charges and office expenses such as rent and office supplies.

Other Expenses

Interest expense relates largely to financing required for the purchase of Acquired Technologies, prior to the Settlement Agreement” referred to in Item 1-Description of Business and is virtually unchanged between the years ended May 31, 2010 and May 31, 2009. The amount for the year ended May 31, 2010 was $ 11,388 compared to $10,209 for the year ended May 31, 2009.

Current trends in the industry

We are not aware of current trends in the industry which will affect our operations.

Liquidity and Capital Resources Working Capital Needs:

As of May 31, 2010, we had a negative working capital of $ 271,453. Over the next 12 months, we will require approximately $ 186,000 to sustain our working capital needs as follows:

Settlement of current liabilities	$ 175,000
Legal and Accounting	5,000
Miscellaneous administrative and office expenses	1,000
Total	$ 186,000

Please note that as mentioned above in “Recent Sales of Unregistered Securities”, $ 118,671 of our current liabilities consisting of shareholder and consultant loans and related interest were settled by issuance of 11,867,100 common shares at $ 0.01.

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

Cash Flows Operating Activities:

Net cash consumed by operating activities were $ 4,686 and $ 336,845 in fiscal year end 2010 and 2009, respectively.

In 2009, the $100,000 value of the Acquired Technologies obtained as part of Debt Settlement Agreement on August 28, 2008 was deemed impaired as of May 31, 2009 and written off. Interest of $3,500 was forgiven, which had previously accrued on the $100,000 advance. Deposits of $1,500 consist of legal retainer of which was expensed in 2010. Our accrued liabilities increased as a result of professional fees accrued for legal and accounting fees. Accrued interest relates to the $100,000 note payable and loans from a consultant and shareholders.

Financing Activities:

During the year ended May 31, 2010, the Company received loans in the amount of $ 4,638.

During the year ended May 31, 2009, net cash provided by financing activities was $340,475. We obtained advances from a consultant in the amount of $86,697, of which $30,222 was repaid. The loan was advanced in order to fund our research and development efforts. The loan bears interest of 6% and there are no stated terms of repayment. We carried out a private placement to raise $290,000 for issuance of 1,160,000 units, with each unit consist of one common share and one share purchase warrant (5,800 units after share split) in order to fund our working capital needs, the majority of which were allocated to research and development. A 6% finders fee was paid in the amount of $17,500, resulting in net proceeds of $272,500. We received $36,500 in new shareholder loans and repaid $25,000 of shareholder loans.

On December 31, 2007, we signed a promissory note with an investor, granting us $100,000 for the purpose of facilitating the Asset Purchase Agreement with CMS BC. The loan was payable on the earlier of 365 calendar days from the advancement of the loan, 60 days from the consummation of the Agreement, or 30 days from the termination for any reason of the Asset Purchase Agreement. The $100,000 was subsequently loaned to CMS BC and upon finalizing the Agreement; this advance was forgiven by us as part of a debt settlement arrangement in consideration of the assets of CMS BC consisting of intellectual properties.

The promissory note with the investor was convertible to common stock at our option. The conversion rate is $200 per share (post 200 for 1 share consolidation). On September 11, 2008, the promissory note was assigned to a shareholder. Coincident with the assignment of the note, the conversion privilege was terminated.

As the Asset Purchase Agreement was terminated July 23, 2008, payment of the promissory note was due from CMS BC on August 22, 2008. On August 28, 2008, we signed a debt settlement agreement with CMS BC wherein the $100,000 debt would be cancelled upon the exchange for products and proprietary technologies developed.

We received an additional $ 4,638 in loans from a consultant during the 2010 year.

Material Commitments

We do not have any material commitments for capital expenditures.

Seasonal Aspects

Management is not currently aware of any seasonal aspects which would affect the results of our operations during any particular time of year.

Off Balance Sheet Arrangements We have no off balance sheet arrangements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse changes in market prices, including interest rate risk, foreign currency exchange rate risk, security market risk, commodity price risk, and other relevant market rate or price risks. We do not have any significant risks related to equity investments, security markets or derivative financial instruments as we do not have equity investments in privately held companies, security markets or derivative financial instruments. Nor do we have any significant interest rate risk. We are not exposed to foreign currency exchange rate risk, commodity price risk and credit risk.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cybermesh International Corp.

We have audited the accompanying consolidated balance sheets of Cybermesh International Corp. (a development stage company) as of May 31, 2010 and 2009, and the related consolidated statements of Income, changes in stockholders’ equity, and cash flows for years ended May 31, 2010 and 2009 and for the period from August 28, 2008 ( the date of inception of development stage) to May 31, 2010.. These consolidated financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Cybermesh International Corp. (a development stage company) as of May 31, 2010 and 2009, and the results of its operations and cash flows for the years end May 31, 2010 and 2009 and for the period from August 28, 2008 to May 31, 2010 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, at May 31, 2010, the Company had an accumulated deficit of $ 557,097, a deficit in working capital of $ 271,453 and a history of continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/s/ Jeffrey & Company, Certified Public Accountants

September 13, 2010 Wayne, New Jersey

-F1-

CYBERMESH INTERNATIONAL CORP.
( A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31, 2010	May 31, 2009
ASSETS

Current Assets:
Cash	$ 3,935	$ 3,983
Total current assets	3,935	3,983

Other Assets:
Deposit	-	1,500
Total other assets	-	1,500

Total Assets	$ 3,935	$ 5,483

LIABILITIES AND SHAREHOLDER’S DEFICIENCY

Current Liabilities:
Accrued liabilities	$ 65,000	$ 27,300
Advances from shareholders	26,500	26,500
Accrued interest payable	22,775	11,385
Advances from consultant	61,113	56,475
Shareholder note payable	100,000	100,000

Total current liabilities	275,388	221,660

Shareholders’ Deficiency:
Common stock: authorized 15,000,000 shares of $0.001 par	118	118
value; issued and outstanding, 118,300 shares
Capital in excess of par	227,526	227,526
Paid in capital – Warrants	58,000	58,000
Deficit accumulated during development stage	(527,818)	(472,542)
Deficit accumulated prior to development stage	(29,279)	(29,279)
Total shareholder’s deficiency	(271,453),	(216,177)

Total Liabilities and Shareholder’s Deficiency	$ 3,935	$ 5,483

These accompanying notes are an integral part of these financial statements.

-F2-

CYBERMESH INTERNATIONAL CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MAY 31, 2010 AND 2009

			August 27, 2008
			(Date of
			Inception of
			Development
			Stage) to May
	2010	2009	31, 2010

Revenue	$ -	$ -	$ -
		-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-

Expenses:
Administrative expenses	43,888	362,333	406,221
Impairment cost	-	100,000	100,000
Total expenses	43,888	462,333	506,221

Operating loss	(43,888)	(462,333)	(506,221)

Other expense
Interest expense	(11,388)	(10,209)	(21,597)
Total other income (expense)	(11,388)	(10,209)	(21,973)

Loss before taxes	(55,276)	(472,542)	(527,818)

Provision for income taxes	-	-	-
Net loss	$ (55,276)	$ (472,542)	$ (527,818)

Loss Per Share -
Basic and Diluted	$ (0.47)	$ (4.04)

Weighted average number of shares	118,300	116,850
outstanding

These accompanying notes are an integral part of these financial statements.

-F3-

CYBERMESH INTERNATIONAL CORP.
( A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE YEARS ENDED MAY 31, 2010 AND 2009

	Common Stock		Capital in
			Excess of	Paid in
	Shares	Amount	Par Value	Capital –	Accumulated	Total
				Warrants	Deficit

Balance, May 31, 2008	112,500	$ 112	$13,032	$ -	$ (29,279)	$ (16,135)
Issuance of stock units	5,800	6	231,994	58,000	-	290,000
Payment of finders fee	-	-	(17,500)	-	-	(17,500)
Net loss for period	-	-	-	-	(472,542)	(472,542)
Balance, May 31, 2009	118,300	118	227,526	58,000	(501,821)	(216,177)
Net loss for period	-	-	-	-	(55,276)	(55,276)
Balance, May 31, 2010	118,300	$ 118	$227,526	$ 58,000	$ (557,097)	$ (271,453)

These accompanying notes are an integral part of these financial statements.

-F4-

CYBERMESH INTERNATIONAL CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MAY 31, 2010 AND 2009

			August 27, 2008
			(Date of Inception
			of
			Development
			Stage) to May 31,
	2010	2009	2010
CASH FLOWS FROM OPERATIONS:
Net loss	$ (55,276)	$ (472,542)	$ (527,818)
Reconciliation of net loss to net cash consumed by operating activities:

Charges not requiring the outlay of cash:
Interest forgiven under debt settlement	-	3,500	3,500
Impairment expense	-	100,000	100,000
Changes in assets and liabilities:
Decrease (increase) in deposits	1,500	(1,500)	-
Increase in accrued liabilities	37,700	25,300	63,000
Increase in interest payable	11,390	8,397	19,787

Net Cash Consumed by Operating Activities	(4,686)	(336,845)	(341,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from consultant	4,638	86,697	91,335
Repayments to consultant	-	(30,222)	(30,222)
Net proceeds from sale of stock units	-	272,500	272,500
Proceeds from shareholder advances	-	36,500	36,500
Repayments of shareholder advances	-	(25,000)	(25,000)
Net Cash Provided by Financing Activities	4,638	340,475	345,113

Net increase (decrease) in cash	(48)	3,630	3,582

Cash balance, beginning of period	3,983	353	353

Cash balance, end of period	$ 3,935	$ 3,983	$ 3,935

These accompanying notes are an integral part of these financial statements.

-F5-

CYBERMESH INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010

1. ORGANIZATION AND BUSINESS Organization of Company

The Company was incorporated in the State of Nevada on September 27, 2004 as “Asia Projects Corporation”, for the purpose of distributing health supplements worldwide. On May 9, 2006 the Company changed its name to “Smokers Lozenge Inc.”. It commenced operations on September 30, 2005.

On February 28, 2008, the Company executed an asset purchase agreement (the “Agreement”), with Cyber Mesh Systems, Inc. (“CMS BC”), under which the Company would acquire all the assets of CMS BC in return for 22,500,000 pre split shares (112,500 post split share) of Company common stock and the forgiveness of $100,000 of debt owed to the Company by CMS BC. CMS BC is incorporated in the Canadian province of British Columbia. It is an internet-based research and development company. Shares to be used to close this acquisition were issued on February 29, 2008 and deposited with an escrow agent pending the closing. The closing was to take place on May 31, 2008.

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

The Company has put its acquired technologies in abeyance as the technical consulting team in charge of developing the aforesaid technologies abandoned the development of the technologies without notice, terminating their relationship with the Company. All attempts to settle the respective differences between the consulting team and the Company have been futile. As of May 31, 2009 those assets were deemed impaired and written off. The Company currently does not have any business activity.

Effective August 23, 2008, the Company completed an acquisition of Omni Research Corporation. The name of the company was subsequently changed to Cybermesh Systems Inc. (“CMS Belize”). CMS Belize is a company incorporated under the laws of Belize in August 2008 and prior to being acquired; it had no prior operating history and no assets, liabilities or equity. CMS Belize has an authorized capital of 50,000 common shares of which all 50,000 shares were issued to the Company for consideration of $ 5,000.

-F6-

CYBERMESH INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010

2. CONSOLIDATION

These financial statements include the accounts of the Company and its wholly owned subsidiary, CMS Belize. All intercompany transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments consisting only of cash approximate their fair value at May 31, 2010.

Income Taxes

The Company accounts for income taxes in accordance with current pronouncements of the Financial Accounting Standards Board (FASB) which requires the use of the “liability method”. Accordingly, deferred tax liabilities and assets are determined based on differences between the financial statement and tax bases of assets and liabilities, and of net operating loss carry forwards, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the income that is currently taxable.

-F7-

CYBERMESH INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 MAY 31, 2010

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

Advertising Costs

The Company will expense advertising costs when the advertisement occurs. The Company did not incur any advertising costs in the years ended May 31, 2010 or 2009.

Net Income per Share

The Company computes net income (loss) per common share in accordance with prouncements of the FASB and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under these pronouncements,, basic and diluted net income per common share are computed by dividing the net income available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for all periods reflected in the accompanying financial statements.

Shares potentially issuable under the terms of option or warrant agreements or pursuant to conversion provisions of the convertible note re not included in the calculation of average shares outstanding, as their inclusion would have an anti-dilutive effect.

Segment Reporting

Management treats the operations of the Company as one segment.

Research and Development

Research costs are expenses as incurred. Development costs are also expensed unless, in the Company’s view, they meet specific criteria related to technical, market and financial feasibility, in which case they are deferred and amortized. Amortization is calculated on a straight-line basis over the expected life of the related products. Through May 31, 2010,, the Company had not incurred any research costs which would be required to be amortized.

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

-F8-

CYBERMESH INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

Except for a pronouncement of the FASB described in Note 16, the Company does not expect adoption of recently issued accounting pronouncements to have a significant effect on the Company’s results of operations, financial position or cash flows.

4. SHAREHOLDER NOTE PAYABLE

The Company is obligated under a note agreement which bears interest at 6% Maturity of the note originally depended on the outcome of the Asset Purchase Agreement (Note 1). As a result of the termination of that Agreement, the note is now due on demand. On September 11, 2008, the promissory note was assigned to a shareholder and the conversion privilege was cancelled.

5. AMOUNTS DUE TO SHAREHOLDERS

Shareholder loans do not bear interest but interest has been imputed at 6%; they are due on demand.

6. RELATED PARTY TRANSACTIONS

The Company conducts its business in the office of its agent. There has been no rent charged for this use. If there were such a charge, it would be nominal. The Company’s agent lent funds to the Company in both the years ended May 31, 2009 and May 31, 2010.

The advances from shareholders are $ 26,500. These obligations do not bear interest but interest has been imputed at 6%. The advances are due on demand. These obligations were settled on July 28, 2010 by issuance of common stock. See Note 16.

7. SHARE AUTHORIZATION AND STOCK SPLIT

On June 8, 2009 the Company requested a roll back of its authorized and outstanding stock by 200 times. The authorized common shares were decreased to 15,000,000 and the outstanding number of shares was decreased to 118,300. That stock split was approved by the Financial Industry Regulatory Authority (“FINRA”) on August 14, 2009. The split is reflected on the financial statements as if it occurred on earliest date presented.

8. PRIVATE PLACEMENTS

On September 1, 2008, the Company began a private placement offering for the issuance of equity securities. Common stock and warrants to purchase common stock were offered as units, with each unit consisting of one share of stock and one warrant to purchase an additional share of stock at $.50 per share ($ 100 post split) for a period of twenty four months. A total of 1,160,000 units (5,800 units after the stock split) were acquired by 4 investors, yielding net proceeds of $272,500. The warrants were originally valued at $ 0.05 based upon a Black Scholes valuation model.

-F9-

CYBERMESH INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010

8. PRIVATE PLACEMENTS, CONTINUED

The 1,160,000 warrants (or 5,800 warrants as adjusted for stock split) that were issued as part of stock units are the only warrants issued by the Company. None have been exercised through May 31, 2010, leaving 5,800 warrants outstanding as of May 31, 2010. As of May 31, 2010, those warrants have three months remaining with an adjusted exercise price of $ 100 per warrant.

The following assumptions were used in the initial valuation of warrants:

Stock price	$.25
Exercise Price	$.50
Stock volatility	125.01%
Risk Free Rate	.85%
Expected Term	1.56 years

9. ADVANCES FROM CONSULTANT

The Company received advances from a consultant totaling $ 61,113. These advances provided for working capital needs. The advances bear interest at 6% per annum.

10. EXPENSES

Major items included in Administrative Expenses were the following:

	2010	2009

Consulting	$ 25,000	$ 52,000
Legal & Accounting	16,967	40,102
Research and development	-	259,032
Bad debt	-	3,500
Transfer agent fees	1,345	3,249
Office and miscellaneous	576	4,450
Total administrative expenses	$ 43,888	$ 362,333

11. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for income taxes during any of the periods presented. Cash paid for interest during the 2009 year was $ 1,813 and no payments were made during the 2010 year. Except as described in the next paragraph, there were no non-cash investing or financing activities during any of the periods presented.

On August 27, 2008, an agreement was concluded with CMS BC under which the Company acquired all of the assets of CMS BC in return for forgiveness of $100,000 of advances which the Company had made to CMS BC. Title to these assets, which consist principally of computer based intellectual property, was assigned to CMS Belize, the Company’s wholly owned subsidiary. As of May 31, 2009 those assets were deemed impaired and they were written off.

-F10-

CYBERMESH INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010

12. STOCK OPTION PLAN

During the fiscal year ended May 31, 2010, the Company’s Board of Directors adopted a stock option plan (“The 2008 Stock Option Plan.”). The Plan provides for the issuance of up to 15,000 shares to assist the Company in retaining those officers, employees, consultants or directors whose services would contribute to success of the Company. As of May 31, 2010, there were no options yet granted under this Plan.

13. TERMINATION OF MATERIAL AGREEMENT

On September 15, 2008, the Company entered into a servicing agreement with Block Arcade IT Services Inc. (Block Arcade). The agreement called for Block Arcade to further develop the computer-based intellectual property which the Company had acquired from CMS BC. The agreement committed the Company to pay servicing fees of $ 50,000 per month for a minimum of one year.

On December 15, 2008, the Company executed a Termination Agreement with Block Arcade and the obligation for monthly fees was terminated. Through the date of termination, the Company had paid fees totalling $150,000. That amount has been included in research and development expense of $ 259,032 (see Note #10).

14. INCOME TAXES

The Company experienced losses during the years ended May 31, 2010 and 2009. The Internal Revenue Code allows net operating losses (NOL’s) to be carried back and then forward and applied against future profits for a period of twenty years. Losses which total $ 557,097, are available for future years; if not used, these carryforwards will expire as follows:

Years
Ended
May 31, 2028	$ 29,279
May 31, 2029	472,542
May 31, 2030	55,276

Under current accounting guidance, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The potential benefit of the loss carryforwards has been offset by a valuation allowance. The Company has recorded deferred tax assets as follows:

Deferred Tax Assets	$ 83,595
Valuation Allowance	(83,595)
Balance Recognized	$ -

The valuation allowance increased by $ 8,292 during the year ended May 31, 2010.

-F11-

CYBERMESH INTERNATIONAL CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2010

15. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency as of May 31, 2010 of $ 271,453 and an accumulated deficit as of that date in the amount of $ 557,097 and has experienced continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

16. SUBSEQUENT EVENTS

In May, 2009, the FASB established general standards of accounting for and disclosure of subsequent events that occur after the balance sheet date but before the financial statements are issued. The Company incorporated the requirements of this guidance in the preparation of the accompanying financial statements and concluded its review on the date of issuance of these financial statements.

On June 28, 2010, the Company settled $ 118,671 of debt obligations by the issuance of 11,867,100 restricted common shares of which 5,755,800 was issued to Multi Media Capital Corp. (“Multi Media”) and 6,111,300 was issued to Zhunger Capital Partners Inc. (“Zhunger Capital”), at a price of $0.01 per share. The acquisition by Multi Media and Zhunger Capital of the 5,755,800 and 6,111,300 shares of common stock represents equity interests of approximately 48% and 51% in the Company, respectively.

Effective June 28, 2010, the Company filed a notice with the Secretary of State of Nevada, pursuant to NRS 78.385 and 78.390 of the Nevada Statutes, whereby the Company increased its authorized share capital from 15,000,000 to 200,000,000.

-F12-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL STATEMENTS

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, with the participation of our chief executive officer and chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were not effective for this purpose, except as noted below under “Changes in Internal Controls.”

Changes in Internal Controls. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were not effective to enable us to accurately record, process, summarize and report certain information required to be included in our periodic SEC filings within the required time periods, and to accumulate and communicate to our management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Prior to the issuance of our financial statements, we completed the account reconciliations, analyses and our management review such that we can certify that the information contained in our financial statements for the year ended May 31, 2010, fairly presents, in all material respects, the financial condition and results of operations of the Company.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15 under the Exchange Act, as amended. As of May 31, 2010, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management of our company, including the chief executive officer and the chief financial officer, concluded that our internal control over financial reporting was not effective as of May 31, 2010.

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

Name	Age	Position	Period Serving	Term (1)
		President, CEO, CFO,
Locksley Samuels	58	Treasurer Director,	September 11, 2010-	1 year
		Secretary	September 10, 2011

(1)	Directors hold office until the next annual stockholders’ meeting or until a successor or successors are elected and appointed.

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

  Compliance with Section 16(a) of the Securities Exchange Act of 1934

  Section 16(a)of the Exchange Act requires our officers and directors, and persons who own more than 10% of the its common stock, to file reports of ownership and changes of ownership of such securities with the United States Securities and Exchange Commission. As of the year ended May 31, 2010, our sole officer and director did not hold any shares of our common stock.

Code of Ethics

We do not have a code of ethics.

  Material Changes to Nominations by Security Holders of Director Candidates

  In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the issuer’s board of directors.

  DIRECTORS’ COMPENSATION

  Our sole directors do not receive compensation for serving on the Board of Directors. Our sole director is reimbursed for any expenses incurred on our behalf.

  ITEM 11. EXECUTIVE COMPENSATION

  Our sole officer and director was not compensated during the fiscal years ended May 31, 2010 and May 31, 2009.

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

  The table below summarizes all compensation awarded to, earned by, or paid to our sole executive officer for all services rendered in all capacities to us for the fiscal year ended May 31, 2010 and May 31, 2008.

LONG TERM COMPENSATION
RESTRICTED
OPTION
					OTHER ANNUAL	STOCKS/PAYOUTS	SARS	LTIP	ALL OTHER
NAME	TITLE	YEAR	SALARY	BONUS	COMPENSATION	AWARDED	($)	COMPENSATION	COMPENSATION

	President,		-0-	-0-	-0-	-0-	-0-	-0-	-0-
Locksley	CEO,	2010/2009
Samuels	Director,
Secretary

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth as of September 13, 2010 certain information regarding the beneficial ownership of our common stock by:

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

  As of September 13, 2010, 11,985,400 shares with a par value of $0.001 per share were issued and outstanding. We are authorized to issue 200,000,000 shares with a par value of $0.001 per share.

	Name and Address of Beneficial	Amount and Nature of	(1)
Title of Class	Owner	Beneficial Owner	% Class

Officers and Directors:
	Locksley Samuels
	Lot 20, Carifta Avenue
Common Stock	PO Box 422	Nil	N/A
	Kingston 11 L8, Jamaica

Officers and Directors as a		Nil	N/A
Group

5% Shareholders:
	Multi Media Capital Corp.
Common Stock	650 Bade Road, Section 4	5,775,800	48%
	4th Floor, Unit 25, Taipei,
	Taiwan

	Zhunger Capital Partners Inc.
Common Stock	68, 14 Floor, Yucheng Road	6,111,300	51%
	Sanmin District, Kaohsiung,
	Taiwan

Officers, Directors and 5%		11,867,100	99%
Shareholders as a Group

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

  On June 28, 2010, the Company settled $ 118,671 of debt incurred as of May 31, 2010 on shareholder and consultant loans and related accrued interest by issuance of 11,867,100 restricted common shares from treasury of which 5,755,800 was issued to Multi Media Capital Corp. (“Multi Media”) and 6,111,300 was issued to Zhunger Capital Partners Inc. (“Zhunger Capital”), at a price of $0.01 per share.

  The acquisition by Multi Media and Zhunger Capital of the 5,755,800 and 6,111,300 shares of common stock represents an equity interest of approximately 48% and 51% in the Company, respectively.

  Effective June 28, 2010, the Company filed a notice with the Secretary of State for Nevada, pursuant to NRS 78.385 and 78.390 of the Nevada Statutes, whereby the Company increased its authorized share capital from 15,000,000 to 200,000,000.

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

  Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to the Company’s last two fiscal years:

	2010	2009
Audit fees	$ 7,300	$ 8,600
Audit-related fees	-	-
Tax fees	-
All other fees

Total	$ 7,300	$ 8,600

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

ITEM 15. EXHIBITS
Exhibit Number	Description
3.01	Articles of Merger filed with the Nevada Secretary of State on March 19, 2008, effective April 3, 2008 (2)
3.1	Certificate of Incorporation dated September 27, 2004(1)
3.2	Articles of Incorporation dated September 27, 2004(1)
3.3	Certificate Amending Articles of Incorporation dated May 9, 2006(1)
3.4	Bylaws, effective September 27, 2004(1)
3.5	Articles of Merger dated March 19, 2008(2)
10.1	Asset Purchase Agreement dated February 28, 2008(3)
10.2	Termination Agreement to the Asset Purchase Agreement dated July 23, 2008(4)
10.3	Debt Settlement Agreement dated August 27, 2008(5)
10.4	Service Agreement dated September 15, 2008 (6)
10.5	Termination Agreement dated December 15, 2008 (7)
10.6	2008 Stock Option Plan(8)
23.1	Consent Letter from Robert Jeffrey, CPA
31.1	CEO and CFO Section 302 Certification
32.1	CEO and CFO Section 906 Certification

(1)	Incorporated by reference from our Form SB-2 that was originally filed with the SEC on August 2, 2006
(2)	Incorporated by reference from Form 8K filled with the SEC on April 7, 2008.
(3)	Incorporated by reference from Form 8K filled with the SEC on March 5, 2008.
(4)	Incorporated by reference from Form 8K filed with the SEC on July 28, 2008.
(5)	Incorporate by reference from Form 8K filed with the SEC on September 8, 2008.
(6)	Incorporated by reference from Form 10Q filed with the SEC on October 15, 2008.
(7)	Incorporated by reference from Form 8K filed with the SEC on December 17, 2008.
(8)	Incorporated by reference from Form S8 filed with the SEC on September 25, 2008.

SIGNATURES

       In accordance with section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERMESH INTERNATIONAL CORP.

Date: September 13, 2010

	By:	/s/ Locksley Samuels
Locksley Samuels
President, CEO, CFO, Secretary,Treasurer,
Director

       In accordance with the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

President, CEO, CFO, Secretary,
/s/ Locksley Samuels	Treasurer and Director	September 13, 2010
Locksley Samuels