Form 10-Q
period 2010-08-31
CYBERMESH INTERNATIONAL CORP.
filed 2010-10-18
CIK 1367617

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 ________________ FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated	Accelerated filer ☐	Non-accelerated	Smaller reporting
filer ☐		filer ☐	company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☒No ☐

As of August 31, 2010, 11,985,400 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐No ☒

Item 1. FINANCIAL STATEMENTS

     CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2010 (Unaudited)

CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS

August 31, 2010		May 31,2010
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$3,912	$3,935
Total Current Assets	3,912	3,935

Total Assets	$3,912	$3,935

LIABILITIES AND SHAREHOLDER’S DEFICIENCY

Current Liabilities:
Accrued liabilities	$62,754	$65,000
Amounts due to shareholders	-	26,500
Accrued interest payable	-	22,775
Advances from consultants	10,234	61,113
Shareholder note payable	100,000	100,000
Total Current Liabilities	172,988	275,388

Stockholders’ Deficiency:
Common stock: authorized 200,000,000 shares of $0.001 par
value; issued and outstanding, 11,985,400 and 118,300 shares,	11,985	118
respectively
Capital in excess of par value	392,330	227,526
Paid in capital – warrants	-	58,000
Accumulated deficit	(573,391)	(557,097)
Total Stockholder’s Deficiency	(169,076)	(271,453)

Total Liabilities and Stockholders’ Deficiency	$3,912	$3,935

These accompanying notes are an integral part of these financial statements.

-F1-

     CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2010 AND 2009
(unaudited)

	2010	2009
Revenue	$-	$-
Expenses:
Administrative Expenses	16,294	17,268
Operating Loss	(16,294)	(17,268)
Other Expense:
Interest expense	-	(2,793)
Net loss for the period	$(16,294)	$(20,061)
Loss Per Share -
Basic and Diluted	$(0.002)	$(0.17)
Weighted average
number of shares outstanding	8,373,674	118,300

These accompanying notes are an integral part of these financial statements.

-F2-

      CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED AUGUST 31, 2010 AND 2009
(unaudited)

	2010	2009
CASH FLOWS FROM OPERATIONS:
Net loss	$(16,294)	$(20,061)
Reconciliation of net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Changes in assets and liabilities:
Increase in accrued liabilities	6,037	12,000
Increase in accrued interest	-	2,793
Decrease in deposits	-	1,500
Net Cash Consumed by Operating Activities	(10,257)	(3,768)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from consultant	10,234	3,718
Net cash Consumed by Investing Activities:	10,234	3,718

Net increase (decrease) in cash	(23)	(50)
Cash balance, beginning of period	3,935	3,983
Cash balance, end of period	$3,912	$3,933

These accompanying notes are an integral part of these financial statements.

-F3-

CYBERMESH INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Cybermesh International Corp. and its subsidiary (“the Company”) as of August 31, 2010 and 2009 and for the three month periods ended August 31, 2010 and 2009, have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for such periods. The results of operations for the nine month period ended August 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2011.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2010.

2. ADVANCES FROM CONSULTANTS

The Company has received advances from its consultants totaling $ 10,234. These advances provided for working capital needs. The advances are on demand with an interest rate of 6%.

3. EXPENSES

Major items included in Administrative Expenses during the nine month periods ended August 31, 2010 were the following:

	2010	2009

Legal & Accounting	$11,271	$ 11,823
Consulting	5,000	5,000
Transfer agent fees	-	445
Office and miscellaneous	23	-

Total administrative expenses	$16,294	$ 17,268

4.     SUPPLEMENTAL CASH FLOWS INFORMATION

There was no cash paid for income taxes or interest during any of the periods presented

On June 28, 2010, the Company converted $ 118,671 of debt into common stock at a price of $ .01 per share. As a result, 11,867,100 shares of stock were issued to investors of the Company.

The converted debt was comprised of the following amounts:

Amounts due to shareholders	$ 26,500
Accrued interest payable	22,775
Advances from consultants	61,113
Accrued expenses	8,283
Total converted	$ 118,671

-F4-

CYBERMESH INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2010

5. RELATED PARTY TRANSACTIONS

As a result of the debt conversion that occurred during the quarter, resulting in the issuance of 11,867,100 shares of common stock, certain investors in the Company now have a 99% interest in the Company

6.     SHARE AUTHORIZATION AND STOCK SPLIT

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

7. REPORTING STATUS CHANGE

During the previous year, the Company was reported as a development stage company. It is no longer reported in that manner as the Company has abandoned development efforts and no longer meets the criteria for a development stage company.

8. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $ 169,076 as of August 31, 2010 and an accumulated deficit as of August 31, 2010 in the amount of $ 573,391, and it has experienced continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

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

We have put our Acquired Technologies in abeyance as the technical consulting team in charge of developing the technologies has abandoned the development of the technologies without notice, effectively terminating their relationship with the Company. All attempts by us to settle this matter with the consulting team have been futile. We perform a review for potential impairment of long-lived assets at least annually in order to ensure that recorded amounts are recoverable. As of May 31, 2010 those assets were deemed impaired and written off.

We currently do not have any business activity. Debt Settlement – Various Loans

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

As a result, there has been a change in control of the Company. As of August 31, 2010, there are 11,985,400 shares of common stock issued and outstanding. Thus, the acquisition by Multi Media and Zhunger Capital of the 5,755,800 and 6,111,300 shares of common stock represents an equity interest of approximately 48% and 51% in the Company, respectively. There are no arrangements or understandings between the Company and Multi Media and Zhunger Capital and their respective agents and associates with respect to election of directors or other matters.

Plan of Operation

The Company’s plan of operation is to further its research and development efforts upon appointing a service provider. It cannot be estimated when a service provider will be appointed or when the Company will be in a position to launch the Acquired Technologies into the market.

Results of Operations

Three month period ended August 31, 2010, compared to three month period ended August 31, 2009.

Revenues

The Company did not generate any revenues for the three month periods ended August 31, 2010 and 2009. The Company cannot determine at this time when it will be in a position to generate revenues.

Expenses

For the nine month periods ended August 31, 2010 and 2009, our administrative expenses totaled $ 16,294 and $ 17,268 as follows. Expenses incurred for the three month period ended August 31, 2010 and 2009 are to sustain operations at basic minimal levels until such time where we are in a position to expand our research and development and marketing efforts.

	2010	2009

Legal & Accounting	$11,271	$11,823
Consulting	5,000	5,000
Transfer agent fees	-	445
Office and miscellaneous	23	-

Total administrative expenses	$16,294	$17,268

Legal and Accounting

For the three month period ended August 31, 2010, we incurred $ 11,271 in legal and accounting fees of which $ 6,000 was incurred for legal fees consisting of preparation of regulatory filings and $ 5,271 for audit and review fees including preparation of records for the quarter.

Consulting

For the three month period ended August 31, 2010, we incurred $ 5,000 in consulting expenses for preparation of records for this quarter and Edgar filing fees and preparation of various SEC forms. Our expenses for these services are $ 5,000 per quarter.

Liquidity and Capital Resources

As of August 31, 2010, the Company had a negative working capital of $ 169,076. Based on current operations, over the next 12 months, the Company will require approximately $ 170,000 for settlement of our current liabilities and a further $ 50,000 to sustain operations at basic minimal levels.

There was no cash consumed by investing activities during the nine month periods ended August 31, 2010 and 2009.

During the three month period ended August 31, 2010, cash provided by financing activities was $ 10,234, representing advances obtained from an affiliate, as opposed to $4,638 in the three month period ended August 31, 2009.

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

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 1st fiscal quarter ended August 31, 2010 the Company’s Chief Executive Officer/Chief Financial Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings None. Item 1A. Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in our Registration statement on Form 10-K for the year ended May 31, 2010 filed simultaneously with this Quarterly Report on Form 10-Q.

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

B) Reports on Form 8-K July 6, 2010 – Reporting Items 3.02, 5.01, 9.01.

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERMESH INTERNATIONAL CORP.

Date: October 18, 2010                                                                                       By:   /s/ Locksley Samuels
                                                                                                                             ________________________
                                                                                                                                     Locksley Samuels
                                                                                                                                     CEO, CAO, Secretary, Treasurer, and Director