Form 10-Q
period 2010-11-30
CYBERMESH INTERNATIONAL CORP.
filed 2011-01-13
CIK 1367617

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 ________________ FORM 10-Q ________________

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

As of November 30, 2010, 11,985,400 shares of the issuer’s Common Stock, $ 0.001 par value per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐  No ☒

Item 1. FINANCIAL STATEMENTS

     CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2010
(Unaudited)

CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED BALANCE SHEETS

	November 30, 2010	May 31,2010
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$ 3,890	$ 3,935
Total Current Assets	3,890	3,935

Total Assets	$ 3,890	$ 3,935

LIABILITIES AND SHAREHOLDER’S DEFICIENCY

Current Liabilities:
Accrued liabilities	$ 69,254	$ 65,000
Amounts due to shareholders	-	26,500
Accrued interest payable	-	22,775
Advances from consultants	10,234	61,113
Shareholder note payable	100,000	100,000
Total Current Liabilities	179,488	275,388

Stockholders’ Deficiency:
Common stock: authorized 200,000,000 shares of $0.001 par	11,985	118
value; issued and outstanding, 11,985,400 shares, respectively
Capital in excess of par value	392,330	227,526
Paid in capital – warrants	-	58,000
Accumulated deficit	(579,913)	(557,097)
Total Stockholder’s Deficiency	(175,598)	(271,453)

Total Liabilities and Stockholders’ Deficiency	$ 3,890	$ 3,935

These accompanying notes are an integral part of these financial statements.
-F1-

CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED NOVEMBER 30, 2010 AND 2009
(unaudited)

	Three Month Periods		Six Month Periods

	2010	2009	2010	2009

Revenue	$ -	$ -	$ -	$ -

Expenses:
Administrative Expenses	6,522	6,864	22,816	24,132
Operating Loss	(6,522)	(6,864)	(22,816)	(24,132)

Other Expense:
Interest expense	-	(2,797)	-	(5,590)

Net loss for the period	$ (6,522)	$ (9,661)	$ (22,816)	$ (29,722)

Loss Per Share -
Basic and Diluted	$ -	$ (0.08)	$ -	$ (0.25)

Weighted average
number of shares
Outstanding	11,985,400	118,300	10,169,669	118,300

These accompanying notes are an integral part of these financial statements.

-F2-

      CYBERMESH INTERNATIONAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED NOVEMBER 30, 2010 AND 2009
(unaudited)

	2010	2009
CASH FLOWS FROM OPERATIONS:

Net loss	$ (22,816)	$ (29,722)
Reconciliation of net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:

Changes in assets and liabilities:
Increase in accrued liabilities	12,537	18,600
Increase in accrued interest	-	5,589
Decrease in deposits	-	1,500

Net Cash Consumed by Operating Activities	(10,279)	(4,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from consultant	10,234	3,983

Net cash Consumed by Investing Activities:	10,234	3,983

Net decrease in cash	(45)	(50)

Cash balance, beginning of period	3,935	3,983

Cash balance, end of period	$ 3,890	$ 3,933

These accompanying notes are an integral part of these financial statements.

-F3-

CYBERMESH INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2010

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of Cybermesh International Corp. and its subsidiary (“the Company”) as of November 30, 2010 and 2009 and for the three and six month periods ended November 30, 2010 and 2009, have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for such periods. The results of operations for the six month period ended November 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2011.

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

2. ADVANCES FROM CONSULTANTS

The Company has received advances from its consultants totaling $ 10,234. These advances provided for working capital needs. The advances are due on demand.

3. EXPENSES

Major items included in Administrative Expenses during the six month periods ended November 30, 2010 were the following:

	2010	2009

Legal & Accounting	$ 12,771	$ 13,690
Consulting	10,000	10,000
Transfer agent fees	-	442
Office and miscellaneous	45	-

Total administrative expenses	$ 22,816	$ 24,132

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

-F4-

CYBERMESH INTERNATIONAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 NOVEMBER 30, 2010

5. RELATED PARTY TRANSACTIONS

As a result of the debt conversion resulting in the issuance of 11,867,100 shares of common stock, certain investors in the Company now have a 99% interest in the Company

6. SHARE AUTHORIZATION AND STOCK SPLIT

On June 8, 2009, the Company requested a roll back of its authorized and outstanding capital. The authorized common shares were decreased to 15,000,000 and the common shares issued and outstanding was decreased accordingly to 118,300. That reverse split was approved by the Financial Industry Regulatory Authority on August 14, 2009. The split is reflected on the financial statements as if it occurred on earliest date presented.

On June 28, 2010, the Company increased its authorized common shares from 15,000,000 to 200,000,000 common shares.

7. REPORTING STATUS CHANGE

During the previous year, the Company was reported as a development stage company. It is no longer reported in that manner as the Company has abandoned development efforts and no longer meets the criteria for a development stage company.

8. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company had a working capital deficiency of $ 175,598 as of November 30, 2010 and an accumulated deficit as of November 30, 2010 in the amount of $ 579,913 and it has experienced continuing losses. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation. The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets.

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

The Company has put its Acquired Technologies in abeyance as the technical consulting team in charge of developing the technologies has abandoned the development of the technologies without notice, effectively terminating their relationship with the Company. All attempts to settle this matter with the consulting team have been futile. The Company performs a review for potential impairment of long-lived assets at least annually in order to ensure that recorded amounts are recoverable. As of May 31, 2010 those assets were deemed impaired and written off.

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

As a result, there has been a change in control of the Company. As of November 30, 2010, there are 11,985,400 shares of common stock issued and outstanding. Thus, the acquisition by Multi Media and Zhunger Capital of the 5,755,800 and 6,111,300 shares of common stock represents an equity interest of approximately 48% and 51% in the Company, respectively. There are no arrangements or understandings between the Company and Multi Media and Zhunger Capital and their respective agents and associates with respect to election of directors or other matters.

Plan of Operation

The Company’s plan of operation is to further its research and development efforts upon appointing a service provider. It cannot be estimated when a service provider will be appointed or when the Company will be in a position to launch the Acquired Technologies into the market.

Results of Operations

The following is a discussion on expenses incurred for the three and six month periods ended November 30, 2010, compared to three and six month periods ended November 30, 2009.

Revenues

The Company did not generate any revenues for the three month periods ended November 30, 2010 and 2009. The Company cannot determine at this time when it will be in a position to generate revenues.

Expenses

For the six month periods ended November 30, 2010 and 2009, our administrative expenses totaled $ 22,816 and $ 24,132 as follows. Expenses incurred were to sustain operations at basic minimal levels until such time where we are in a position to expand our research and development and marketing efforts.

	2010	2009

Legal & Accounting	$ 12,771	$ 13,690
Consulting	10,000	10,000
Transfer agent fees	-	442
Office and miscellaneous	45	-

Total administrative expenses	$ 22,816	$ 24,132

Legal and Accounting

For the six month period ended November 30, 2010, we incurred $ 12,771 in legal and accounting fees of which $ 6,000 was incurred for legal fees consisting of preparation of regulatory filings and $ 6,771 for audit and review fees including preparation of records for the quarter.

Consulting

For the six month period ended November 30, 2010, we incurred $ 10,000 in consulting expenses for preparation of records for this quarter and Edgar filing fees and preparation of various SEC forms. Our expenses for these services are $ 5,000 per quarter.

Liquidity and Capital Resources

As of November 30, 2010, the Company had a negative working capital of $ 175,598 Based on current operations, over the next 12 months, the Company will require approximately $ 180,000 for settlement of our current liabilities and a further $ 50,000 to sustain operations at basic minimal levels.

There was no cash consumed by investing activities during the nine month periods ended November 30, 2010 and 2009.

During the six month period ended November 30, 2010, cash provided by financing activities was $ 10,234, representing advances obtained from a consultant.

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

                 (B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s 2nd fiscal quarter ended November 30, 2010 the Company’s Chief Executive Officer/Chief Financial Officer has determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

CYBERMESH INTERNATIONAL CORP.
Date: January 11, 2011		/s/ Locksley Samuels
By:
Locksley Samuels
Locksley Samuels, CEO, CAO, Secretary,
Treasurer and Director