Form 10-Q
period 2011-02-28
CYBERMESH INTERNATIONAL CORP.
filed 2011-04-19
CIK 1367617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number:  000-52207
CYBERMESH INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

NEVADA	98-0512139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#200-245 East Liberty Street, Reno, NV	89501
(Address of principal executive offices)	(Zip Code)

(888) 597-8899
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                Outstanding on April 19, 2011
Common Stock, $0.001 par value                                                                                      21,987,407

INDEX
PART I.	FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	3
	Consolidated Balance Sheets – As of February 28, 2011 and May 31, 2010	5
	(Unaudited)
	Consolidated Statements of Operations - For the Three and Nine Months Ended	6
	February 28, 2011 and 2010 And for the period from September 27, 2004 (Inception) through February 28, 2011 (Unaudited)
	Consolidated Statements of Cash Flows - Nine Months Ended February 28, 2011	7
	and 2010 (Unaudited) and for the period from September 27, 2004 (Inception) through February 28, 2011
	Consolidated Notes to Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults upon Senior Securities	18
Item 4.	[Removed and Reserved]	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
	Signatures	18

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

Cybermesh International Corp. and Subsidiary
Consolidated Financial Statements
February 28, 2011
(Unaudited)

CONTENTS

Page(s)

Consolidated Balance Sheets –
As of February 28, 2011 (Unaudited) and May 31, 2010	5

Consolidated Statement of Operations –
Three and Nine Months Ended February 28, 2011 and 2010 (Unaudited)
And for the period from September 27, 2004 (Inception) through February 28, 2011	6

Consolidated Statements of Cash Flows –
Nine Months Ended February 28, 2011 and 2010 (Unaudited)
And for the period from September 27, 2004 (Inception) through February 28, 2011	7

Consolidated Notes to Financial Statements (Unaudited)	8 - 14

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

Assets

	February 28, 2011	May 31, 2010
	(Unaudited)
Current Assets
Cash	$-	$3,935
Total Current Assets	-	3,935

Total Assets	$-	$3,935

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$2,125	$87,775
Debt	-	187,613
Total Current Liabilities	2,125	275,388

Stockholders’ Deficit
Common stock ($0.001 par value, 200,000,000 shares authorized,
authorized, 21,985,400 shares issued and outstanding)	21,985	118
Additional paid in capital	558,168	285,526
Accumulated deficit	(582,278)	(557,097)
Total Stockholders’ Deficit	(2,125)	(271,453)

Total Liabilities and Stockholders’ Deficit	$-	$3,935

See accompanying notes to financial statements

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Period from September 27, 2004 (inception) to
	February 28, 2011	February 28, 2010	February 28, 2011	February 28, 2010	February 28, 2011

Sales	$-	$-	-	-	5,855

General and administrative	$2,365	$5,648	25,181	29,780	566,884

Loss from Operations	(2,365)	(5,648)	(25,181)	(29,780)	(561,029)

Other	-	-	-	-	3,336

Interest expense	-	(2,776)	-	(8,366)	(24,585)

Net loss	$(2,365)	$(8,424)	(25,181)	(38,146)	(582,278)

Net loss per common share - basic and diluted	$(0.00)	$(0.07)	(0.00)	(0.32)	(0.23)

Weighted average number of common shares outstanding
during the period - basic and diluted	16,429,844	118,300	12,233,463	118,300	2,540,036

See accompanying notes to financial statements

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended	Period from September 27, 2004 (inception) to
	February 28, 2011	February 28, 2010	February 28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,181)	$(38,146)	(582,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest forgiven under debt settlement	-	-	3,500
Common stock issued for services	-	-	6,800
Common stock issued for payment of expense	-	-	4,900
Impairment expense	-	-	100,000
Changes in operating assets and liabilities:
(Increase)/Decrease in:
Interest Receivable	-	-	16,287
Deposits	-	1,500
Increase/(Decrease) in:
Accounts payable and accrued liabilities	14,662	31,967	80,650
Net Cash Used In Operating Activities	(10,519)	(4,679)	(370,141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to CyberMesh Systems, Inc.	-	-	(100,000)
Net Cash Used in Investing Activities	-	-	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares			277,500
Increase in paid in capital			11,444
Proceeds from debt	10,234	4,638	510,569
Repayment of debt	(3,650)	-	(329,372)
Net Cash Provided By Financing Activities	6,584	4,638	470,141

Net Increase (Decrease) in Cash	(3,935)	(41)	-

Cash - Beginning of Period	3,935	3,983	-

Cash - End of Period	$-	$3,942	$-

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

Supplemental Disclosure of Non Cash Investing and Financing Activities:

Debt forgiveness	$75,838	$-	$75,838
Issuance of common stock for settlement of debt	$118,671	$-	$128,671
Issuance of common stock - convertible debt	$100,000	$-	$100,000

See accompanying notes to financial statements

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The financial information as of May 31, 2010, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended May 31, 2010.  The unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended May 31, 2010.

Certain information or footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The interim results for the period ended February 28, 2011, are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Cybermesh International, Corp (the “Company”) was Incorporated in the State of Nevada on September 27, 2004. The Company is located in Albuquerque NM and intends to engage in Entertainment Distribution and Copyright protection services.

Effective August 2008, the Company completed an acquisition of Omni Research Corporation. The name of the company was subsequently changed to Cybermesh Systems Inc. (“CMS Belize”). CMS Belize is a company incorporated under the laws of Belize in August 2008 and prior to being acquired; it had no prior operating history and no assets, liabilities or equity. CMS Belize is currently inactive.

On January 18, 2011, in a private transaction, an LLC acquired approximately 99% of the control shares.  The change in control shareholder is not treated as a reverse recapitalization.

The Company is currently in the development stage.

The Company’s fiscal year end is May 31.

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011
(Unaudited)
Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Such estimates for the period ended February 28, 2011, and assumptions affect, among others, the following:

●estimated fair value of share based payments
●estimated valuation allowance for deferred tax assets, due to continuing losses

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from estimates.

Risks and Uncertainties

The Company's operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure.

Fair Value of Financial Instruments

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011
(Unaudited)

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●	Level 1 – quoted market prices in active markets for identical assets or liabilities.

●
Level 2 -inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company's financial instruments generally approximate their fair values as of February 28, 2011 and August 31, 2010, respectively, due to the short-term nature of these instruments.

Share-based payments

Generally, all forms of share-based payments, including stock option grants, warrants, restricted stock grants and stock appreciation rights are measured at their fair value on the awards’ grant date, based on estimated number of awards that are ultimately expected to vest.  Share-based compensation awards issued to non-employees for services rendered are recorded at either the fair value of the services rendered or the fair value of the share-based payment, whichever is more readily determinable.

Earnings per share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has no dilutive securities.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board ("FASB") issued updated guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. This update requires new disclosures on significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy (including the reasons for these transfers) and the reasons for any transfers in or out of Level 3. This update also requires a reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. In addition to these new disclosure requirements, this update clarifies certain existing disclosure requirements. For example, this update clarifies that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities rather than each major category of assets and liabilities. This update also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. This update will become effective for the interim and annual reporting period beginning January 1, 2010, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will become effective for the interim and annual reporting period beginning January 1, 2011. We will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Other than requiring additional disclosures, adoption of this update will not have a material effect on our financial statements.

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011
(Unaudited)

In August 2010, the FASB issued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed exposure draft states that lessees and lessors should apply a “right-of-use model” in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. The lease term is defined as the longest possible term that is “more likely than not” to occur. The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset. A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease. Comments on this exposure draft were due by December 15, 2010 and the final standard is expected to be issued in the second quarter of 2011. The Company believes that the proposed standard, as currently drafted, will have neither a material impact on its reported financial position and reported results of operations, nor a material impact on the liquidity of the Company.

In August 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-05, Measuring Liabilities at Fair Value, or ASU 2010-05, which amends ASC 820 to provide clarification of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the principles of ASC 820. ASU 2010-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption did not have a material impact on our financial statements.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period. ASU 2010-29 affects any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2010-29 to have an effect on its financial position, results of operations or cash flows.

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011
(Unaudited)

Note 3 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $25,181 and net cash used in operations of $10,519 for the nine months ended February 28, 2011; and a working capital deficit of $2,125, an accumulated deficit of $582,278 and stockholders’ deficit of $2,125 at February 28, 2011.

The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The Company will likely rely upon related party debt or equity financing in order to ensure the continuing existence of the business.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 Debt

Fiscal Year End May 31, 2008 and Prior

In connection with a transaction that occurred in 2008, the Company issued a convertible note for $100,000. Maturity of the note had various provisions, one of which was termination.  On August 22, 2008, the note became due on demand.

On January 19, 2011, the Company converted the $100,000 demand note at $0.01/share, for 10,000,000 shares of common stock. There was no loss recorded upon conversion.

In fiscal year ending May 31, 2007, the Company issued a note in the amount of $2,000. The note was non-interest bearing, unsecured and due on demand.

In fiscal year ending May 31, 2008, the Company received advances from shareholders in the amount of $270,500 which were fully repaid as of May 31, 2008.

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011
(Unaudited)

The Company received an advance of $15,000 from a third party.  The advance was unsecured, bore interest at 6%, and were due on demand.

Fiscal Year End May 31, 2009

The Company received advances of $86,697 from a third party.  The advances were unsecured, bore interest at 6%, and were due on demand.  The Company repaid $30,222.

The Company received advances of $36,500 from shareholders.  The advances were unsecured, non-interest bearing and were due on demand.  The Company repaid $25,000.

Fiscal Year End May 31, 2010

The Company received advances of $4,638 from a third party.  The advances were unsecured, bore interest at 6%, and were due on demand.

Fiscal Year End May 31, 2011

In June 2010, the Company converted $118,671 in debt and accrued liabilities due to related parties at $0.01/share for 11,867,100 shares of common stock. There was no gain or loss recorded upon conversion.

In August 2010, the Company received advances of $10,234 from a third party.  The advances were unsecured, bore interest at 6%, and were due on demand.  The Company repaid $3,650.

During the nine months ended February 28, 2011, the Company’s debt with related parties totaling $75,838 was forgiven and charged to additional paid in capital.

Note 5 Stockholders’ Deficit

Fiscal Year End May 31, 2009 and prior

In September 2008, the Company sold 5,800 units for $290,000.  Each unit consisted of 1 share of common stock and 1 warrant.  The warrants were exercisable for 2 years, and expired in September 2010.

Fiscal Year End May 31, 2010

In August 2009, the Company executed a reverse stock split resulting in 15,000,000 shares issued and outstanding be restated to 118,300 shares. All share and per share amounts prior to the stock split have been retroactively restated.

Fiscal Year End May 31, 2011

On June 28, 2010, the Company increased its authorized common shares from 15,000,000 to 200,000,000 common shares.

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
February 28, 2011
(Unaudited)

Note 6 Subsequent Events

On March 28, 2011, the Company entered into an Equity Line Financing Agreement to sell up to 20,000,000 shares at a price of $0.05 per share for a maximum investment of $1,000,000.

The Agreement terminates in one year, upon maximum investment, or upon earlier termination as stated in the Agreement.

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

Acquired Technologies

On August 27, 2008, the Company entered into a debt settlement agreement with CMS BC. CMS BC owed the Company $100,000 under a promissory note. The $100,000 was cancelled in exchange for proprietary technologies which were developed by CMS BC (“Acquired Technologies”). Pursuant to the agreement, these assets were transferred to CMS Belize, the Company’s wholly owned subsidiary.

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

·           Website and Multi-Media Development

And the following proprietary technologies under development:

·           CMS Fiber Optic Router

·           SSID Wireless Security Protocol and Certification

The Company has put its Acquired Technologies in abeyance as the technical consulting team in charge of developing the technologies has abandoned the development of the technologies without notice, effectively terminating their relationship with the Company. All attempts to settle this matter with the consulting team have been futile. The Company performs a review for potential impairment of long-lived assets at least annually in order to ensure that recorded amounts are recoverable. As of February 28, 2011 those assets were deemed impaired and written off.

The Company currently does not have any business activity.

Plan of Operation

The Company’s plan of operation is to further its research and development efforts upon appointing a service provider. It cannot be estimated when a service provider will be appointed or when the Company will be in a position to launch the Acquired Technologies into the market.

Results of Operations

The following is a discussion on expenses incurred for the three and nine months ended February 28, 2011 compared to three and nine months ended February 28, 2010.

Three months ended February 28, 2011 compared to three months ended February 28, 2010

Revenues

The Company did not generate any revenues for the three months ended February 28, 2011 and 2010. The Company cannot determine at this time when it will be in a position to generate revenues.

Expenses

For the three month periods ended February 28, 2011 and 2010, our administrative expenses totaled $2,365 and $5,648, respectively. Expenses incurred were to sustain operations at basic minimal levels until such time where we are in a position to expand our research and development and marketing efforts.

Nine months ended February 28, 2011 compared to nine months ended February 28, 2010

Revenues

The Company did not generate any revenues for the three or nine month periods ended February 28, 2011 and 2010. The Company cannot determine at this time when it will be in a position to generate revenues.

Expenses

For the nine month periods ended February 28, 2011 and 2010, our administrative expenses totaled $25,181 and $29,780, respectively. Expenses incurred were to sustain operations at basic minimal levels until such time where we are in a position to expand our research and development and marketing efforts.

Liquidity and Capital Resources

As of February 28, 2011, the Company had no cash and a negative working deifit of $2,125. Based on current operations, over the next 12 months, the Company will require approximately $15,000 for settlement of our current liabilities and a further $300,000 to sustain operations at basic minimal levels.

During the nine months ended February 28, 2011, net cash provided by financing activities was $6,584.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

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

                 (B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s fiscal quarter ended February 28, 2011, the Company’s Chief Executive Officer/Chief Financial Officer has determined that there were no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. - None

Item 3.  Defaults Upon Senior Securities. - None

Item 4.  [Removed and Reserved]

Item 5.  Other Information. - None

Item 6.  Exhibits.

Exhibit Number	Description of Document

31*	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 *	Certification of Chief Executive Officer/ Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CYBERMESH INTERNATIONAL CORP

Date: April 19, 2011	/s/ John Samuel Porter
John Samuel Porter
Chief Executive Officer, Chief Financial Officer, Director