Form 10-K
period 2011-05-31
CYBERMESH INTERNATIONAL CORP.
filed 2011-09-13
CIK 1367617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number:     000-52207

Cybermesh International Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-0512139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2517 Indian Farm Lane NW, Albuquerque, NM	87107
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (888) 597-8899

Securities registered under Section 12(g) of the Exchange Act:

Title of each class
Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive Information or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $___________

The number of shares of the registrant’s only class of common stock issued and outstanding was 21,985,400 shares as of August 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Information Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the registrant’s 2011 Annual Meeting of Shareholders (Part III).

PART I
Item 1.   Business

History

We were incorporated in the State of Nevada on September 27, 2004.

Current Business

On June 22, 2011 the Registrant entered into a Joint Venture Agreement (“Agreement”) with ContentX Technologies, LLC, a California limited liability company (“ContentX”), which was amended on August 16, 2011, whereby the parties will create a joint venture Nevada limited liability company with the name CTX/CYTL, LLC (“JV”).  The JV will engage in the business of exploiting ContentX’s proprietary software (“Software”) designed to recapture royalties for unauthorized computer downloads of copyrighted material on the Internet.

Pursuant to the terms of the amended Agreement, ContentX has exclusively licensed the Software to the JV and Company shall contribute $500,000 to the JV.  For such contributions, ContentX and Registrant shall each own 50% of the JV.  Additionally, the Company shall issue to ContentX a warrant to purchase 5,000,000 shares of Company common stock at a price per share of $0.001.

We are in the process of raising our $500,000 capital contribution for the JV.

Prior Discontinued Businesses

The Company was founded as “Asia Projects Corporation” for the purpose of distributing health supplements worldwide. We were a distributor of the health supplement “Smokers Lozenge” (the “Lozenge”) for smokers, ex-smokers and people who have been exposed to second hand smoke. Its purpose is to relieve coughing, eradicate phlegm and other associated discomforts experienced with exposure to cigarette smoke. Operations commenced September 30, 2005. On May 9, 2006 we changed our name to Smokers Lozenge Inc.

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

On February 28, 2008, we entered into an Asset Purchase Agreement with Cyber Mesh Systems Inc. (“CMS BC”), a company incorporated in the Province of British Columbia, wherein we have agreed to purchase all the assets of CMS BC. Consideration for the purchase of the assets is the forgiving of a loan from our company to CMS BC in the amount of $100,000. In addition to the forgiving of the loan, we agreed to issue 42,500 shares of our company (post share consolidation) to CMS BC. The Asset Purchase Agreement was subsequently terminated on July 23, 2008.

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

Employees

We have ___ full-time and __ part-time employees. The remainder of our functions are served by consultant on an as-needed basis.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

Our administrative office is located at 2517 Indian Farm Lane NW, Albuquerque, NM 87107.

Item 3.   Legal Proceedings

None.

Item 4.   [Removed and Reserved]

PART II

Item 5.                      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTCQB of OTC Markets. The OTCQB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCQB under the symbol “CYTL”.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

CYTL began trading on March 10, 2011.

Fiscal Year Ending May 31, 2011
Quarter Ended	High	Low
May 31, 2011	$0.55	$0.12

Holders of Our Common Stock

As of August 31, 2011, we had 21,985,400 shares of our common stock issued and outstanding.

Dividends

The Company has not declared, or paid, any cash dividends since inception and does not anticipate declaring or paying a cash dividend for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders
Total

Recent Sales of Unregistered Securities

None.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Notice Regarding Forward Looking Statements

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

OVERVIEW
Critical Accounting Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The application of GAAP involves the exercise of varying degrees of judgment. The resulting accounting estimates will not always precisely equal the related actual results. Management considers an accounting estimate to be critical if:

•  assumptions are required to be made; and
•  changes in estimates could have a material effect on our financial statements.

We have determined that the measurement of impairment expense and the calculation of the fair value of equity securities issued for services meet those criteria of a significant estimate.

Plan of Operation

The Company’s plan of operation is to build the Joint Venture with ContentX in the entertainment industry, which plans to secure contracts with copyright holders to convert illegal file sharers into paying customers.  The company is also looking at opportunities with niche demographics in the media space.

Results of Operations

Fiscal Year Ended May 31, 2011 Compared to Fiscal Year Ended May 31, 2010

 Revenues

We generated no revenues from our operations for the fiscal years ended May 31, 2011 and 2010.  We cannot determine at this time when it will be in a position to generate revenues.

Expenses

Our total general and administration expenses were $54,286 for the fiscal year ended May 31, 2011 compared to $43,888 for the fiscal year ended May 31, 2010. The increase is primarily due to an increase in professional fees in the amount of $18,403.  Expenses incurred were to sustain operations at basic minimal levels until such time where we are in a position to expand our research and development and marketing efforts.

Liquidity and Capital Resources

As of May 31, 2011, the Company had no cash and a negative working deficit of $25,414. Based on current operations, over the next 12 months, the Company will require approximately $360,000 to sustain operations at basic minimal levels.

The Company is in the development stage, has not yet generated any revenues and has an accumulated deficit at May 31, 2011 of $612,567.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on the successful execution of management's plans, which include generating revenue from the joint venture and draw downs from the equity line agreement both of which are noted in the notes to financials, and with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

Please note that as mentioned above in “Recent Sales of Unregistered Securities”, $ 118,671 of our current liabilities consisting of shareholder and consultant loans and related interest were settled by issuance of 11,867,100 common shares at $ 0.01.

Cash used in operating activities

Cash used in operating activities for the fiscal years ended May 31, 2011 and 2010 was $10,935 and $4,686, respectively. The increase is due to a change in accounts payable, advances from shareholders and accrued interest payable that were forgiven as a result of change in control on January 18, 2011.

From our inception on August 27, 2008 to May 31, 2011, we used net cash of $352,466 in operating activities.

Cash flow from financing activities

Cash provided by financing activities for the fiscal years ended May 31, 2011 and 2010 was $7,000 and $4,638, respectively. The increase is primarily due to advances from our equity line.

From our inception on August 27, 2008 to May 31, 2011, we received $352,113 through financing activities; $272,500 from the net sale of our common shares and $79,613 in net proceeds from debt.

Material Commitments

On August 16, 2011, we executed an amended Joint Venture Agreement that was entered into on June 22, 2011 with a California limited liability company whereby both companies will create a joint venture Nevada limited liability company.  Pursuant to the terms of the agreement, we will contribute $500,000 and 10-year warrants to purchase 5,000,000 shares of our company’s common stock in exchange for 50% ownership of the joint venture.

Seasonal Aspects

Management is not currently aware of any seasonal aspects which would affect the results of our operations during any particular time of year.

Off Balance Sheet Arrangements We have no off balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive and financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2011. Based on his evaluation, he concluded that our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control over Financial Reporting.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive and financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of May 31, 2011.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Set forth below is information with respect to our executive officers;

Name	Age	Position Held with the Company	Held Since

John Samuel Porter	__	Chief Executive and Financial Officer	2011

For other information required by this item, see the sections entitled “Election of Directors,” “Corporate Governance,” “Board of Directors and Committees” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Information Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 11.	Executive Compensation

For information with respect to executive compensation, see the section entitled “Executive Compensation” in our definitive Information Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information with respect to the security ownership of the Directors and Executive Officers, see the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive Information Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For information with respect to certain relationships and related transactions and director independence, see the sections entitled “Corporate Governance” and “Board of Directors and Committees” in our definitive Information Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders, which are incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

For information with respect to principal accounting fees and services, see the section entitled “Principal Accounting Fees and Services” in our definitive Information Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with our 2011 Annual Meeting of Shareholders, which is incorporated herein by reference.
PART IV

Item 15.    Exhibits, Financial Statement Schedules

See Exhibit Index below.
SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERMESH INTERNATIONAL CORP.

By:
/s/ John Samuel Porter
John Samuel Porter
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)
September ___, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:

/s/ John Samuel Porter
John Samuel Porter
Director
September ___, 2011

EXHIBIT INDEX

Exhibit Number	Description

21.1	Subsidiaries
31.1	Certification of Chief Executive and Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index to Financial Statements

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of May 31, 2011 and 2010

F-3	Consolidated Statements of Operations for years ended May 31, 2011 and 2010

F-4	Consolidated Statement of Stockholders’ Equity (Deficit) for years ended May 31, 2011 and 2010

F-5	Consolidated Statements of Cash Flows for years ended May 31, 2011 and 2010

F-6	Notes to Consolidated Financial Statements

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Consolidated Financial Statements
May 31, 2011 and 2010

CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

As independent Certified Public Accountants, we hereby consent to the inclusion of our audit report concerning the financial statements of Cybermesh International Corp. for the year ended May 31, 2010 in a filing of that company on Form 10-K.

________________________________________ Jeffrey & Company, Certified Public Accountants

Wayne, New Jersey 07470
September 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Cybermesh International Corp. and Subsidiary

We have audited the accompanying consolidated balance sheet of Cybermesh International Corp. and Subsidiary (a development stage company), as of May 31, 2011, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Cybermesh International Corp. and Subsidiary as of May 31, 2010 and from August 27, 2008 to May 31, 2010 were audited by other auditors; whose report dated September 13, 2010 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included considerations of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cybermesh International Corp. and Subsidiary as of May 31, 2011 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has a net loss of $55,470 and net cash used in operations of $10,935 for the year ended May 31, 2011; and has a working capital and stockholders’ deficit of $25,414 at May 31, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan in regards to these matters is also described in Note 3.

Berman & Company, P.A.
Boca Raton, Florida
September 13, 2011

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

Assets

	May 31, 2011	May 31, 2010
Current Assets
Cash	$-	$3,935
Total Current Assets	-	3,935

Total Assets	$-	$3,935

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$24,297	$87,775
Convertible debt - net	1,117	-
Debt	-	187,613
Total Current Liabilities	25,414	275,388

Stockholders’ Deficit
Common stock ($0.001 par value, 200,000,000 shares
authorized; 21,985,400 and 118,300 shares issued and outstanding)	21,985	118
Additional paid in capital	565,168	285,526
Deficit accumulated during the development stage	(583,288)	(527,818)
Deficit accumulated prior to the development stage	(29,279)	(29,279)
Total Stockholders’ Deficit	(25,414)	(271,453)

Total Liabilities and Stockholders’ Deficit	$-	$3,935

See accompanying notes to consolidated financial statements

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations

	For the Years Ended May 31,		August 27, 2008 to
	2011	2010	May 31, 2011

General and administrative expenses	$54,286	$43,888	$560,507

Interest expense	1,184	11,388	22,781

Net loss	$(55,470)	$(55,276)	$(583,288)

Net loss per common share - basic and diluted	$(0.00)	$(0.47)	$(0.11)

Weighted average number of common shares outstanding
during the period - basic and diluted	14,691,485	118,300	5,387,345

See accompanying notes to consolidated financial statements

Cybermesh International Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended May 31, 2011 and 2010 and from August 27, 2008 (inception) to May 31, 2011

				Deficit	Deficit	Total
	Common Stock, $0.001 Par Value		Additional	Accumulated During	Accumulated Prior to	Stockholders'
	Shares	Amount	Paid in Capital	the Development Stage	the Development Stage	Deficit

Balance - August 27, 2008	112,500	112	13,032		(29,279)	(16,135)

Issuance of common stock and warrants for cash ($0.10/share)	5,800	6	289,994	-		290,000

Cash paid as direct offering cost	-	-	(17,500)	-		(17,500)
						-
Net loss for the year ended May 31, 2009	-	-	-	(472,542)	-	(472,542)

Balance - May 31, 2009	118,300	118	285,526	(472,542)	(29,279)	(216,177)

Net loss for the year ended May 31, 2010	-	-	-	(55,276)	-	(55,276)

Balance - May 31, 2010	118,300	118	285,526	(527,818)	(29,279)	(271,453)

Issuance of common stock for settlement of debt ($0.01/share)	11,867,100	11,867	106,804	-	-	118,671

Issuance of common stock for settlement of convertible debt ($0.01/share)	10,000,000	10,000	90,000	-	-	100,000

Debt discount - beneficial conversion feature	-	-	7,000	-	-	7,000

Debt forgiveness - related party	-	-	75,838	-	-	75,838

Net loss for the year ended May 31, 2011	-	-	-	(55,470)	-	(55,470)

Balance - May 31, 2011	21,985,400	$21,985	$565,168	$(583,288)	$(29,279)	$(25,414)

See accompanying notes to consolidated financial statements

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Years Ended May 31,		August 27, 2008 (inception) to
	2011	2010	May 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,470)	$(55,276)	$(583,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	1,117	-	1,117
Interest forgiven under debt settlement	-	-	3,500
Impairment expense	-	-	100,000
Increase/(Decrease) in:
Accounts payable and accrued liabilities	43,418	50,590	126,205
Net Cash Used In Operating Activities	(10,935)	(4,686)	(352,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock and warrants, net	-	-	272,500
Proceeds from convertible debt	7,000	-	7,000
Proceeds from debt	-	4,638	127,835
Repayment of debt	-	-	(55,222)
Net Cash Provided By Financing Activities	7,000	4,638	352,113

Net Decrease in Cash	(3,935)	(48)	(353)

Cash - Beginning of Period	3,935	3,983	353

Cash - End of Period	$-	$3,935	$-

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

Supplemental Disclosure of Non Cash Investing and Financing Activities:

Debt discount - beneficial conversion feature	$7,000	$-	$7,000
Debt forgiveness	$75,838	$-	$75,838
Issuance of common stock for settlement of debt	$118,671	$-	$118,671
Issuance of common stock for settlement of convertible debt	$100,000	$-	$100,000

See accompanying notes to consolidated financial statements

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 and 2010

Note 1 Nature of Operations

Cybermesh International, Corp (the “Company”) was Incorporated in the State of Nevada on September 27, 2004. The Company is located in Albuquerque NM and intends to engage in Entertainment Distribution and Copyright protection services.

Effective August 2008, the Company completed an acquisition of Omni Research Corporation. The name of the company was subsequently changed to Cybermesh Systems Inc. (“CMS Belize”). CMS Belize is a company incorporated under the laws of Belize in August 2008 and prior to being acquired; it had no prior operating history and no assets, liabilities or equity. CMS Belize is currently inactive.  This transaction allowed for the Company to reenter the development stage.

On January 18, 2011, in a private transaction, an LLC acquired approximately 99% of the control shares.  The change in control shareholder is not treated as a reverse recapitalization.

The Company is currently in the development stage.

The Company’s fiscal year end is May 31.

Note 2 Summary of Significant Accounting Policies

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

Such estimates for the period ended May 31, 2011, and assumptions affect, among others, the following:

●estimated fair value of share-based payments; and
●estimated valuation allowance for deferred tax assets, due to continuing and expected future losses

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
May 31, 2011 and 2010

Risks and Uncertainties

The Company's operations are subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure.

Beneficial Conversion Feature

For convertible debt issued in 2011, the convertible feature (See Note 5) indicated a rate of conversion that was below market value. As a result, the Company recorded a "beneficial conversion feature" ("BCF") and related debt. discount.

When the Company records a BCF, the relative fair value of the BCF would be recorded as a debt discount from the face amount of the respective debt instrument. The discount would be amortized to interest expense over the life of the debt. At each commitment date during 2011, the convertible debt instruments had an effective conversion rate per share in excess of the market price per share.

Debt Discount

These items are amortized over the life of the debt to interest expense. If a conversion, extinguishment or repayment of the underlying debt occurs, a proportionate share of these amounts is expensed.

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

●
Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company's financial instruments generally approximate their fair values as of May 31, 2011 and 2010 due to the short-term nature of these instruments.

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

Earnings per share

Basic earnings (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. The Company has the following dilutive securities:

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 and 2010

	2011	2010
Warrants	-	5,800

Since the Company had a net loss for the period, the effect of dilution associated with these common stock equivalents would be anti-dilutive, as a result, basic and diluted loss per share are equivalent.

Income Taxes

Provisions for federal and state income taxes are calculated based on reported pre-tax earnings and current tax law.

Significant judgment is required in determining income tax provisions and evaluating tax positions. The Company periodically assess its liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. When it is not more likely than not that a tax position will be sustained, the Company records its best estimate of the resulting tax liability and any applicable interest and penalties in the financial statements.

Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements using statutory rates in effect for the year in which the differences are expected to reverse. The Company presents the tax effects of these deferred tax assets and liabilities separately for each major tax jurisdiction.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that the changes are enacted. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that some portion of the asset may not be realized. The Company evaluates its deferred tax assets and liabilities on a periodic basis.

Recent accounting pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s financial statements.

Note 3 Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $55,470 and net cash used in operations of $(10,935) for the year ended May 31, 2011; and a working capital deficit of $25,414, an accumulated deficit of $29,279 prior to the development stage and $583,288 during the development stage and stockholders’ deficit of $25,414 at May 31, 2011.

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 and 2010

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

Note 4 Income Taxes

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards.  The Company has established a valuation allowance to reflect the likelihood of the realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $611,000 at May 31, 2011, expiring through 2031. U.S. Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at May 31, 2011 and 2010 are approximately as follows:

	2011	2010
Gross deferred tax assets:
Net operating loss carryforwards	$104,000	$84,000
Total deferred tax assets	104,000	84,000
Less: valuation allowance	(104,000)	(84,000)
Net deferred tax asset recorded	$-	$-

The valuation allowance at May 31, 2010 was approximately $84,000. The net change in valuation allowance during the year ended May 31, 2011 was an increase of approximately $20,000.

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.   Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of May 31, 2011.

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 and 2010

The actual tax benefit differs from the expected tax benefit for the periods ended May 31, 2011 and 2010 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 5% for State income taxes, a blended rate of 37.30%) as follows:
	2011	2010
Expected tax expense (benefit) - Federal	$(18,000)	$(8,000)
Expected tax expense (benefit) - State	(2,000)	-
Change in valuation allowance	20,000	8,000
Actual tax expense (benefit)	$-	$-

Note 5 Debt

Fiscal Year End May 31, 2008

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
May 31, 2011 and 2010

Fiscal Year End May 31, 2011

In June 2010, the Company converted $118,671 in debt and accrued liabilities due to related parties at $0.01/share for 11,867,100 shares of common stock. There was no gain or loss recorded upon conversion.

During the year ended May 31, 2011, the Company’s debt and accrued liabilities with related parties totaling $75,838 was forgiven and charged to additional paid in capital.

In April 2011, the Company received advances of $7,000 in connection with the Equity Agreement (see Note 6).  The advances bore interest at 6% and are due within 1 year from the date the agreement was executed.  The advances and accrued interest may be converted into common stock at a price of $0.05/share.

On August 25, 2011, the Company amended the Equity Line Financing Agreement that it entered into on March 28, 2011 (see Note 6).  The purchase price for the common stock was reduced from $0.05/share to $0.02/share, and the number of shares available for sale was increased from 20,000,000 to 30,000,000. The amended Agreement terminates on August 25, 2012, upon maximum investment, or upon earlier termination as stated in the Agreement.

On August 25, 2011, the exercise price was reduced to $0.02/share.  However, on the commitment date, the Company recognized a BCF of $7,000, and recorded amortization of $1,117 for the year ended May 31, 2011.  The reduction in exercise price did not affect the accounting for this debt issuance as the Company had recorded the maximum debt discount.

The following is a summary of the Company’s convertible debt at May 31, 2011:

Debt issued April 2011 (face value)	$7,000
BCF recorded as debt discount	(7,000)
Amortization of BCF	1,117
Net carrying amount of convertible debt at May 31, 2011	$1,117

In the three months ended August 31, 2011, the Company received advances of $33,500.  The advances bore interest at 6% and are due on August 25, 2012.  The advances and accrued interest may be converted into common stock at a price of $0.02/ share.

Note 6 Equity Agreement

On March 28, 2011, the Company entered into an Equity Line Financing Agreement to sell up to 20,000,000 shares of common stock at a price of $0.05/ share for a maximum investment of $1,000,000.

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 and 2010

Note 7 Stockholders’ Deficit  (rollforward from 5/31/09)

Fiscal Year End May 31, 2009 and prior

In September 2008, the Company sold 5,800 units for $290,000.  Each unit consisted of 1 share of common stock and 1 warrant.  The warrants were exercisable at $100/share, for 2 years, and expired in September 2010.

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value

Balance - 5/31/10	5,800	$100.00
Granted	-	-
Forfeited/Cancelled	(5,800)	-
Exercised	-	-
Balance - 5/31/11 - outstanding	-	-	-
Balance - 5/31/11 - exercisable	-	$100.00	-	-

Fiscal Year End May 31, 2010

In August 2009, the Company executed a reverse stock split resulting in 15,000,000 shares issued and outstanding being restated to 118,300 shares. All share and per share amounts prior to the stock split have been retroactively restated.

Fiscal Year End May 31, 2011

On June 28, 2010, the Company increased its authorized common shares from 15,000,000 to 200,000,000 common shares.

Note 8 Reclassifications

Certain items in the 2010 financial statement presentation have been reclassified to conform to the 2011 presentation.  Such reclassifications have no effect on previously reported financial condition, operations or cash flow.

Note 9 Subsequent Events

Joint Venture

On August 16, 2011, the Company entered into a Joint Venture Agreement (“JV”) with a California limited liability company to create a joint venture Nevada limited liability company.

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 and 2010

The JV will engage in the business of exploiting proprietary software designed to recapture royalties for unauthorized computer downloads of copyrighted material on the Internet.  The California LLC will exclusively license the Software to the JV and the Company shall contribute $500,000 to the JV.  Each company will own 50% of the JV.

Additionally, the Company granted 10-year warrants to the California LLC as consideration for the formation of the JV, to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.001 per share.  All warrants were fully vested on the grant date.  The JV has not yet been formed.

The warrants have a fair value of $249,996, based upon the black-scholes option-pricing model.  The Company used the following weighted average assumptions:

Expected dividends	0%
Expected volatility	240%
Expected term	10 year
Risk free interest rate	2.23%
Expected forfeitures	0%