Form 10-K/A
period 2011-05-31
CYBERMESH INTERNATIONAL CORP.
filed 2011-09-16
CIK 1367617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

The aggregate market value of the voting and non voting common equity held by non-affiliates and affiliates as of November 30, 2010 cannot be determined as the issuers common stock is not actively trading in the market.

The number of shares of the registrant’s only class of common stock issued and outstanding was 21,987,407 shares as of September 13, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Information Statement to be filed with the Securities and Exchange Commission and delivered to shareholders in connection with the registrant’s 2011 Annual Meeting of Shareholders (Part III).

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended May 31, 2011, as originally filed with the Securities and Exchange Commission on September 13, 2011, is to make corrections to the cover page; Part I, Items 1 and 3; Part II Items 5, 7, 8 and 9A, Part III, Item 10; and add Exhibits 31.2 and 32.1.

No other changes have been made to the Form 10-K other than the correction described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

PART I
Item 1.   Business

History

We were incorporated in the State of Nevada on September 27, 2004.

Current Business

On August 16, 2011 the Registrant entered into a Joint Venture Agreement (“Agreement”) with ContentX Technologies, LLC, a California limited liability company (“ContentX”), whereby the parties will create a joint venture Nevada limited liability company with the name CTX/CYTL, LLC (“JV”). The JV will engage in the business of exploiting ContentX’s proprietary software (“Software”) designed to recapture royalties for unauthorized computer downloads of copyrighted material on the Internet.

Pursuant to the terms of the amended Agreement, ContentX has exclusively licensed the Software to the JV and Company shall contribute $500,000 to the JV.  For such contributions, ContentX and Registrant shall each own 50% of the JV.  Additionally, the Company shall issue to ContentX a warrant to purchase 5,000,000 shares of Company common stock at a exercise price per share of $0.001.

We are in the process of raising our $500,000 capital contribution for the JV.  The JV has not yet been formed.

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

On February 28, 2008, we entered into an Asset Purchase Agreement with Cyber Mesh Systems Inc. (“CMS BC”), a company incorporated in the Province of British Columbia, wherein we agreed to purchase all the assets of CMS BC. Consideration for the purchase of the assets was the forgiving of a loan from our company to CMS BC in the amount of $100,000. In addition to the forgiving of the loan, we agreed to issue 42,500 shares of our company (post share consolidation) to CMS BC. The Asset Purchase Agreement was subsequently terminated on July 23, 2008.

Effective August 23, 2008, we completed the acquisition of our subsidiary, Omni Research Corporation (“Omni”). Omni is a company incorporated under the laws of Belize and prior to our acquisition, had no prior operating history and no assets, liabilities or equity. Omni had an authorized capital of 50,000 common shares of which all 50,000 shares were issued to us for consideration of $5,000. Omni subsequently changed its name to Cybermesh Systems Inc.

On August 27, 2008, we entered into a debt settlement agreement with CMS BC. CMS BC owed us $100,000 pursuant to a promissory note. The $100,000 was settled in exchange for products and proprietary technologies currently being marketed and also products and proprietary technologies under development by CMS BC. Pursuant to the agreement, these assets shall be transferred to Omni, our wholly owned subsidiary.  The Company reentered the development stage on this date.

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

Employees

We have 1 full-time and 1 part-time employees. The remainder of our functions are served by consultant on an as-needed basis at May 31, 2011.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

Our administrative office is located at 2517 Indian Farm Lane NW, Albuquerque, NM 87107.

Item 3.   Legal Proceedings

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us, or our subsidiaries, or has a material interest adverse to us or our subsidiaries.

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

Holders of Our Common Stock

As of September 13, 2011, we had 21,987,407 shares of our common stock issued and outstanding.

Dividends

The Company has not declared, or paid, any cash dividends since inception and does not anticipate declaring or paying a cash dividend for the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The Company does not have any stock based compensation plans.

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

We have determined that the measurement of impairment expense, the calculation of the fair value of equity securities issued for services and the estimated valuation allowance for deferred tax assets, due to continuing and expected future losses  meet those criteria of a significant estimate.  See Note 2 of the consolidated financial statements.

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

Results of Operations

Fiscal Year Ended May 31, 2011 Compared to Fiscal Year Ended May 31, 2010

 Revenues

We generated no revenues from our operations for the fiscal years ended May 31, 2011 and 2010 or since inception.  We cannot determine at this time when it will be in a position to generate revenues.

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

In June 2010, $ 118,671 of our current liabilities consisting of shareholder and consultant loans and related interest were settled by issuance of 11,867,100 common shares at $ 0.01.  There was no gain or loss in debt settlement.  On January 19, 2011 the Company converted the $100,000 demand note, at $0.01/share, into 10,000,000 shares of common stock.

Cash used in operating activities

Cash used in operating activities for the fiscal years ended May 31, 2011 and 2010 was $10,935 and $4,686, respectively. The increase is due to a change in accounts payable, advances from shareholders and accrued interest payable that were forgiven as a result of change in control on January 18, 2011.

From August 27, 2008 to May 31, 2011, we used net cash of $352,466 in operating activities.

Cash flow from financing activities

Cash provided by financing activities for the fiscal years ended May 31, 2011 and 2010 was $7,000 and $4,638, respectively. The increase is primarily due to advances from our equity line.

From August 27, 2008 to May 31, 2011, we received $352,113 through financing activities; $272,500 from the net sale of our common shares and warrants and $79,613 in net proceeds from debt.

Material Commitments

On August 16, 2011, we executed a Joint Venture Agreement with a California limited liability company whereby both companies will create a joint venture Nevada limited liability company.  Pursuant to the terms of the agreement, we will contribute $500,000 and grant 10-year fully vested warrants to purchase 5,000,000 shares of our company’s common stock at $0.001/share, in exchange for 50% ownership of the joint venture.

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

Changes in Internal Control Over Financial Reporting.

During the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

Set forth below is information with respect to our executive officers;

Name	Age	Position Held with the Company	Held Since

John Samuel Porter	48	Chief Executive and Financial Officer	2011

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
September 15, 2011

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:

/s/ John Samuel Porter
John Samuel Porter
Director
September 15, 2011

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index to Financial Statements

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm Jeffrey & Company

F-2	Report of Independent Registered Public Accounting Firm - Berman & Company, P.A.

F-3	Consolidated Balance Sheets as of May 31, 2011 and 2010

F-4	Consolidated Statements of Operations for years ended May 31, 2011 and 2010 and from August 27, 2008 to May 31, 2011

F-5	Consolidated Statement of Stockholders’ Equity (Deficit) for years ended May 31, 2011 and 2010 and from August 27, 2008 to May 31, 2011

F-6	Consolidated Statements of Cash Flows for years ended May 31, 2011 and 2010 and from August 27, 2008 to May 31, 2011

F-7	Notes to Consolidated Financial Statements

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

Wayne, New Jersey 07470
September 16, 2011

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

Berman & Company, P.A.
Boca Raton, Florida
September 13, 2011

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

Assets

	May 31, 2011	May 31, 2010
Current Assets
Cash	$-	$3,935
Total Current Assets	-	3,935

Total Assets	$-	$3,935

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$24,297	$87,775
Convertible debt - net	1,117	-
Advances from consultant	-	61,113
Advances from shareholders	-	26,500
Shareholder note payable	-	100,000
Total Current Liabilities	25,414	275,388

Stockholders’ Deficit
Common stock ($0.001 par value, 200,000,000 shares
authorized; 21,985,400 and 118,300 shares issued and outstanding)	21,985	118
Additional paid in capital	565,168	285,526
Deficit accumulated during the development stage	(583,288)	(527,818)
Deficit accumulated prior to the development stage	(29,279)	(29,279)
Total Stockholders’ Deficit	(25,414)	(271,453)

Total Liabilities and Stockholders’ Deficit	$-	$3,935

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

See accompanying notes to consolidated financial statements

Cybermesh International Corp. and Subsidiary
Consolidated Statements of Changes in Stockholders' Deficit
For the Years Ended May 31, 2011 and 2010 and from August 27, 2008 to May 31, 2011

				Deficit	Deficit	Total
	Common Stock, $0.001 Par Value		Additional	Accumulated During	Accumulated Prior to	Stockholders'
	Shares	Amount	Paid in Capital	the Development Stage	the Development Stage	Deficit

Balance - August 27, 2008	112,500	$112	$13,032	$-	$(29,279)	$(16,135)

Issuance of common stock and warrants for cash ($0.10/share)	5,800	6	289,994	-		290,000

Cash paid as direct offering cost	-	-	(17,500)	-		(17,500)
						-
Net loss for the year ended May 31, 2009	-	-	-	(472,542)	-	(472,542)

Balance - May 31, 2009	118,300	118	285,526	(472,542)	(29,279)	(216,177)

Net loss for the year ended May 31, 2010	-	-	-	(55,276)	-	(55,276)

Balance - May 31, 2010	118,300	118	285,526	(527,818)	(29,279)	(271,453)

Issuance of common stock for settlement of debt ($0.01/share)	11,867,100	11,867	106,804	-	-	118,671

Issuance of common stock for settlement of convertible debt ($0.01/share)	10,000,000	10,000	90,000	-	-	100,000

Debt discount - beneficial conversion feature	-	-	7,000	-	-	7,000

Debt forgiveness - related party	-	-	75,838	-	-	75,838

Net loss for the year ended May 31, 2011	-	-	-	(55,470)	-	(55,470)

Balance - May 31, 2011	21,985,400	$21,985	$565,168	$(583,288)	$(29,279)	$(25,414)

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

See accompanying notes to consolidated financial statements

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 and 2010

Note 1 Nature of Operations

Cybermesh International, Corp (the “Company”) was Incorporated in the State of Nevada on September 27, 2004. The Company is located in Albuquerque NM and intends to engage in Entertainment Distribution and Copyright protection services.  See note 9.

Effective August 2008, the Company completed an acquisition of Omni Research Corporation. The name of the company was subsequently changed to Cybermesh Systems Inc. (“CMS Belize”). CMS Belize was a company incorporated under the laws of Belize in August 2008 and prior to being acquired; it had no prior operating history and no assets, liabilities or equity. CMS Belize is currently inactive.  This transaction allowed the Company to reenter the development stage.

On January 18, 2011, in a private transaction, a third party acquired approximately 99% of the control shares.  The change in control shareholder is not treated as a reverse recapitalization.

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

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 and 2010

Risks and Uncertainties

The Company's operations may be subject to risk and uncertainties including financial, operational, regulatory and other risks including the potential risk of business failure.

Beneficial Conversion Feature

For convertible debt issued in 2011, the convertible feature (See Note 5) indicated a rate of conversion that was below market value. As a result, the Company recorded a "beneficial conversion feature" ("BCF") and related debt discount.

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

Significant deferred tax assets at May 31, 2011 and 2010 are approximately as follows:

	2011	2010
Gross deferred tax assets:
Net operating loss carryforwards	$92,000	$84,000
Total deferred tax assets	92,000	84,000
Less: valuation allowance	(92,000)	(84,000)
Net deferred tax asset recorded	$-	$-

The valuation allowance at May 31, 2010 was approximately $84,000. The net change in valuation allowance during the year ended May 31, 2011 was an increase of approximately $8,000.

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

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 and 2010

The actual tax benefit differs from the expected tax benefit for the periods ended May 31, 2011 and 2010 (computed by applying the U.S. Federal Corporate tax rate of 15% to income before taxes) as follows:
	2011	2010
Expected tax expense (benefit) - Federal	$(8,000)	$(8,000)
Change in valuation allowance	(8,000)	8,000
Actual tax expense (benefit)	$-	$-

Note 5 Debt

Fiscal Year End May 31, 2008

In connection with a transaction that occurred in 2008, the Company issued a convertible note for $100,000. Maturity of the note had various provisions, one of which was termination.  On August 22, 2008, the note became due on demand.

On January 19, 2011, the Company converted the $100,000 demand note, at $0.01/share, into 10,000,000 shares of common stock. There was no gain or loss recorded upon conversion.

Fiscal Year End May 31, 2009

The Company received advances of $86,697 from a third party.  The advances were unsecured, bore interest at 6%, and were due on demand.  The Company repaid $30,222.

The Company received advances of $36,500 from shareholders.  The advances were unsecured, non-interest bearing and were due on demand.  The Company repaid $25,000.

Fiscal Year End May 31, 2010

The Company received advances of $4,638 from a third party.  The advances were unsecured, bore interest at 6%, and were due on demand.  As of May 31, 2011, the debt was converted into shares of common stock and was included in the total conversion of $118,671 discussed in the subsequent paragraph.

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 and 2010

Fiscal Year End May 31, 2011

In June 2010, the Company converted $118,671 in debt and accrued liabilities due to related parties at $0.01/share, into 11,867,100 shares of common stock. There was no gain or loss recorded upon conversion.

During the year ended May 31, 2011, debt and accrued liabilities with related parties totaling $75,838 was forgiven and charged to additional paid in capital.

In April 2011, the Company received advances of $7,000 in connection with the Equity Agreement (see Note 6).  The advances bears interest at 6% and are due within 1 year from the date the agreement was executed.  The advances and accrued interest may be converted into common stock at a price of $0.05/share.

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

The following is a summary of the Company’s convertible debt at May 31, 2011:

Debt issued April 2011 (face value)	$7,000
BCF recorded as debt discount	(7,000)
Amortization of BCF to interest expense	1,117
Net carrying amount of convertible debt at May 31, 2011	$1,117

In the three months ended August 31, 2011, the Company received advances of $33,500.  The advances bear interest at 6% and are due on August 25, 2012.  The advances and accrued interest may be converted into common stock at a price of $0.02/ share.

Note 6 Equity Agreement

On March 28, 2011, the Company entered into an Equity Line Financing Agreement to sell up to 20,000,000 shares of common stock $0.05/ share for a maximum investment of $1,000,000.

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 and 2010

Note 7 Stockholders’ Deficit

Fiscal Year End May 31, 2009 and prior

In September 2008, the Company sold 5,800 units for $290,000.  Each unit consisted of 1 share of common stock and 1 warrant.  The warrants were exercisable at $100/share, for 2 years, and expired in September 2010.  In connection with the equity sale, the Company paid direct offering costs of $17,500.

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value

Balance - 5/31/09	5,800	$100.00
Granted	-	-
Forfeited/Cancelled	-	-
Exercised	-	-
Balance - 5/31/10 - outstanding	5,800	$100.00
Balance - 5/31/10 - exercisable	5,800	$100.00
Granted	-	-
Forfeited/Cancelled	(5,800)	-
Exercised	-	-
Balance - 5/31/11 - outstanding	-	-	-
Balance - 5/31/11 - exercisable	-	$100.00	-	-

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

Note 8 Related Party Transactions

The advances from shareholders do not bear interest but interest has been imputed at 6%.  The advances are due on demand.  These obligations were settled on July 28, 2010 by issuance of common stock.  See Note 5.

Note 9 Subsequent Events

Joint Venture

On August 16, 2011, the Company entered into an agreement to form a Joint Venture (“JV”).

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
May 31, 2011 and 2010

The JV intends to engage in the business of exploiting proprietary software designed to recapture royalties for unauthorized computer downloads of copyrighted material on the Internet.  The other party will exclusively license the Software to the JV and the Company will contribute $500,000 to the JV.  Each company will own 50% of the JV.

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