Form 10-Q
period 2011-09-30
CYBERMESH INTERNATIONAL CORP.
filed 2011-11-22
CIK 1367617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number:  000-52207
CYBERMESH INTERNATIONAL CORP.
(Exact name of registrant as specified in its charter)

NEVADA	98-0512139
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2517 Indian Farm Lane NW, Albequerque, NM	87107
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☒ No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class	Outstanding on November 22, 2011
Common Stock, $0.001 par value	21,985,400

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Consolidated Balance Sheets

Assets

	August 31, 2011	May 31, 2011
	(Unaudited)
Current Assets
Cash	$2,657	$-
Total Current Assets	2,657	-

Total Assets	$2,657	$-

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$85,367	$24,297
Convertible debt - net	23,296	1,117
Total Current Liabilities	108,663	25,414

Stockholders’ Deficit
Common stock ($0.001 par value, 200,000,000 shares authorized,
authorized; 21,985,400 shares issued and outstanding)	21,985	21,985
Additional paid in capital	831,868	565,168
Deficit accumulated during the development stage	(930,580)	(583,288)
Deficit accumulated prior to the development stage	(29,279)	(29,279)
Total Stockholders’ Deficit	(106,006)	(25,414)

Total Liabilities and Stockholders’ Deficit	$2,657	$-

See accompanying notes to consolidated financial statements

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended August 31,		August 27, 2008 (inception) to
	2011	2010	August 31, 2011

General and administrative expenses	$323,630	$16,294	$884,137

Interest expense	2,714	-	25,495
Loss on extinguishment of debt	2,948	-	2,948
Loss from joint venture	18,000	-	18,000

Net loss	$(347,292)	$(16,294)	$(930,580)

Net loss per common share - basic and diluted	$(0.02)	$(0.00)	$(0.14)

Weighted average number of common shares outstanding
during the period - basic and diluted	21,985,400	8,373,674	6,776,809

See accompanying notes to consolidated financial statements

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended August 31,		August 27, 2008 (inception) to
	2011	2010	August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(347,292)	$(16,294)	$(930,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	2,431	-	3,548
Interest forgiven under debt settlement	-	-	3,500
Impairment expense	-	-	100,000
Warrants issued in connection with formation of joint venture	250,000	-	250,000
Loss on extinguishment of debt	2,948	-	2,948
Loss from joint venture	18,000	-	18,000
(Increase)/Decrease in:
Deposits	-	-	-
Increase/(Decrease) in:
Accounts payable and accrued liabilities	61,070	6,037	187,275
Net Cash Used In Operating Activities	(12,843)	(10,257)	(365,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid in connection with formation of joint venture	(18,000)	-	(18,000)
Net Cash Used in Investing Activities	(18,000)	-	(18,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock units, net	-	-	272,500
Proceeds from convertible debt	33,500	-	40,500
Proceeds from debt	-	10,234	127,835
Repayment of debt	-	-	(55,222)
Net Cash Provided By Financing Activities	33,500	10,234	385,613

Net Increase (Decrease) in Cash	2,657	(23)	2,304

Cash - Beginning of Period	-	3,935	353

Cash - End of Period	$2,657	$3,912	$2,657

Supplemental Disclosure of Cash Flow Information
Cash Paid During the Period for:
Income Taxes	$-	$-	$-
Interest	$-	$-	$-

Supplemental Disclosure of Non Cash Investing and Financing Activities:

Debt discount - beneficial conversion feature	$16,700	$-	$16,700
Debt forgiveness	$-	$-	$75,838
Issuance of common stock for settlement of debt	$-	$-	$118,671
Issuance of common stock for settlement of convertible debt	$-	$-	$100,000

See accompanying notes to consolidated financial statements

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
Unaudited

Note 1 Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.

The unaudited interim consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited consolidated financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the years ended May 31, 2011 and 2010.  The interim results for the period ended August 31, 2011 are not necessarily indicative of results for the full fiscal year.

Note 2 Nature of Operations

Cybermesh International, Corp (the “Company”) was incorporated in the State of Nevada on September 27, 2004. The Company is located in Albuquerque NM and intends to engage in entertainment distribution and copyright protection services. See note 8.

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

The Company is currently in the development stage and intends to raise additional debt and equity based financing, while trying to implement its business plan.

The Company’s fiscal year end is May 31.

Note 3 Summary of Significant Accounting Policies

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

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
Unaudited

Such estimates for the period ended August 31, 2011 and 2010, and assumptions affect, among others, the following:

●estimated fair value of share based payments; and
●estimated valuation allowance for deferred tax assets, due to continuing and expected future losses

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

Investment in Joint Venture

The Company has entered into a Joint Venture with a third party to engage in the business of exploiting proprietary software designed to recapture royalties for unauthorized computer downloads of copyrighted material on the internet.  The Company owns fifty percent of the joint venture and has recorded its investment on the equity basis of accounting.  The Company’s proportionate share of expenses incurred by the Joint Venture is charged to the statement of operations and adjusted against the Investment in Joint Venture.  Losses from the Joint Venture are only recognized until the investment in the Joint Venture is reduced to zero.  Losses in excess of the investment must be restored from future profits before the Company can recognize its proportionate share of profits.

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
August 31, 2011
Unaudited

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

The Company's financial instruments generally approximate their fair values as of August 31, 2011 and May 31, 2011 due to the short-term nature of these instruments.

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
August 31, 2011
Unaudited

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

Warrants: 5,000,000

Since the Company had a net loss for the period, the effect of dilution associated with these common stock equivalents would be anti-dilutive, as a result, basic and diluted loss per share are equivalent.

Income Taxes

Provisions for federal and state income taxes are calculated based on reported pre-tax earnings and current tax law.

Significant judgment is required in determining income tax provisions and evaluating tax positions. The Company periodically assess its liabilities and contingencies for all periods that are currently open to examination or have not been effectively settled based on the most current available information. When it is not more likely than not that a tax position will be sustained, the Company records its best estimate of the resulting tax liability and any applicable interest and penalties in the consolidated financial statements.

Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements using statutory rates in effect for the year in which the differences are expected to reverse. The Company presents the tax effects of these deferred tax assets and liabilities separately for each major tax jurisdiction.

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

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have an effect on the Company’s consolidated financial statements.

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
Unaudited

Note 4 Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $347,292 and net cash used in operations of $12,843 for the three months ended August 31, 2011; and a working capital deficit and stockholders’ deficit of $106,006 at August 31, 2011.  The Company is in the development stage and has not generated any revenues.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 5 Debt

(A)	Loans Payable

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
August 31, 2011
Unaudited

Fiscal Year End May 31, 2011

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

In April 2011, the Company received advances of $7,000 in connection with the Equity Line Financing Agreement (see Note 6).  The advances bears interest at 6% and are due within 1 year from the date the agreement was executed.  The advances and accrued interest may be converted into common stock at a price of $0.05/share.  The conversion price was modified to $0.02/share (see Note 6).

Three Months Ended August 31, 2011

On August 25, 2011, the Company amended the Equity Line Financing Agreement that it entered into on March 28, 2011.  The purchase price for the common stock was reduced from $0.05/share to $0.02/share, and the number of shares available for sale was increased from 20,000,000 to 30,000,000. The amended Agreement terminates on August 25, 2012, upon maximum investment, or upon earlier termination as stated in the Agreement.

On the commitment date (March 28, 2011), the Company had already recognized a BCF of $7,000, and recorded amortization of $1,117 for the year ended May 31, 2011.  The reduction in exercise price did not affect the accounting for these debt issuances as the Company had recorded the maximum debt discount, as a result, the application of extinguishment accounting would not be necessary.

During the three months ended August 31, 2011, the Company received advances of $33,500.  These advances bear interest at 6% and are due on August 25, 2012.  These advances and accrued interest may be converted into common stock at a price of $0.02/ share based upon the modification of exercise price discussed above.  Of the $33,500 advanced, $21,000 originally had the $0.05/share exercise price.

Included in the $21,000 discussed above, for $20,000 of the debt, the Company determined that since the exercise price of the debt was reduced from $0.05/share to $0.02/share, this effectively represented debt instruments being exchanged with substantially different terms and applied debt extinguishment accounting, resulting in a $2,948 loss on extinguishment of debt, determined as follows:

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
Unaudited

Face amount of new debt	$20,000
Face amount of original debt	(20,000)
BCF recorded as debt discount – original debt	(3,200)
Amortization of BCF to interest expense – prior to extinguishment	252
Loss on extinguishment of debt	$2,948

The Company compared the BCF recorded as a debt discount of both the old and new debt.  The Company determined that the BCF recorded as a debt discount associated with the new debt instruments exceeded the BCF recorded as a debt discount of the old debt instruments by more than 10%.  As such, extinguishment accounting was used.  Because of no new proceeds being raised in connection with this modification, no additional debt discount was recorded; however, the previously unamortized debt discount was amortized in full.

In the three months ended August 31, 2011, the Company recognized a BCF of $16,700 (prior to modification), and recorded amortization of $2,431.

The following is a summary of the Company’s convertible debt at August 31, 2011:

	August 31, 2011	May 31, 2011
Debt issued (face value)	$40,500	$7,000
BCF recorded as debt discount	(23,700)	(7,000)
Debt discount written off related to extinguishment of debt	2,948	-
Amortization – May 31, 2011	1,117	-
Amortization - August 31, 2011	2,431	1,117
Net carrying amount of convertible debt	$23,296	$1,117

Note 6 Equity Agreement

On August 25, 2011, the Company amended the Equity Line Financing Agreement that it entered into on March 28, 2011.  The purchase price for the common stock was reduced from $0.05/share to $0.02/share, and the number of shares available for sale was increased from 20,000,000 to 30,000,000. The amended Agreement terminates on August 25, 2012, upon maximum investment, or upon earlier termination as stated in the Agreement.

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
Unaudited

Note 7 Stockholders’ Deficit

Fiscal Year End May 31, 2009 and prior

In September 2008, the Company sold 5,800 units for $290,000.  Each unit consisted of 1 share of common stock and 1 warrant.  The warrants were exercisable for 2 years, and expired in September 2010.

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value

Balance - 5/31/10	5,800	$100
Granted	-	-
Forfeited/Cancelled	(5,800)	-
Exercised	-	-
Balance - 5/31/11 - outstanding	-	-	-
Balance - 5/31/11 - exercisable	-	$-	-	-

Fiscal Year End May 31, 2010

In August 2009, the Company executed a reverse stock split resulting in 15,000,000 shares issued and outstanding be restated to 118,300 shares. All share and per share amounts prior to the stock split have been retroactively restated.

Fiscal Year End May 31, 2011

On June 28, 2010, the Company increased its authorized common shares from 15,000,000 to 200,000,000.

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
Unaudited

Warrants

The following is a summary of the Company’s warrant activity:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Warrants	Price	Life in Years	Value
Balance - 5/31/11 - outstanding	-	-	-	-
Balance - 5/31/11 - exercisable	-	-	-	-
Granted	5,000,000	0.001	9.97
Forfeited/Cancelled	-	-
Exercised	-	-
Balance - 8/31/11 - outstanding	5,000,000	$0.001	9.97	$245,000
Balance - 8/31/11 - exercisable	5,000,000	$0.001	9.97	$245,000

Note 8 Joint Venture

On August 16, 2011, the Company entered into an agreement to form a Joint Venture (“JV”).

The JV intends to engage in the business of exploiting proprietary software designed to recapture royalties for unauthorized computer downloads of copyrighted material on the Internet.  The other party will exclusively license software to the JV and the Company will contribute $500,000 to the JV.  Each company will own 50% of the JV.

Additionally, the Company granted 10-year warrants to the other party, as consideration for the formation of the JV, to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.001 per share.  All warrants were fully vested on the grant date.

The warrants have a fair value of $250,000, based upon the black-scholes option-pricing model.  The Company used the following weighted average assumptions:

Expected dividends	0%
Expected volatility	240%
Expected term	10 year
Risk free interest rate	2.23%

Cybermesh International Corp. and Subsidiary
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011
Unaudited

The Company has accounted for its investment in the JV using the equity method of accounting.  During the three months ended August 31, 2011, the Company contributed $18,000 to fund JV related expenses.  The JV’s year-to-date expenses were $39,130 of which the Company’s share of $19,565 has been reflected in the accompanying statement of operations as the proportionate share of losses from the JV, but is limited to the Company’s total investment of $18,000 since losses are only recognized to the extent of the investment in the JV.  The JV has not yet been formed; however, the Company has paid expenses as if the JV had been formed.

Note 9 Commitments

Employment Agreements – Chief Executive Officer and Secretary

In January 2011, the Company executed employment agreements containing the following provisions:

Term of contract	3 years
Salary	$24,000 - $120,000
Salary deferral	All salaries commenced on June 15, 2011, the date the Company received its initial funding.

Currently, the Company is accruing the salary until cash flows improve.  As of August 31, 2011, $32,977 is included in accounts payable and accrued liabilities.

 Note 10 Subsequent Events

In September, October and November of 2011, the Company received advances of $58,600.  The advances bear interest at 6% and are due on August 25, 2012.  The advances and accrued interest may be converted into common stock at a price of $0.02/ share.  The Company is determining the value of the related BCF.

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

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks discussed in our prior SEC filings, including our Annual Report on Form 10-K for the fiscal year ended May 31, 2011, as amended, and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Current Business

On August 16, 2011, Cybermesh International Corp. (“we” or the “Company”) entered into a Joint Venture Agreement (“Agreement”) with ContentX Technologies, LLC, a California limited liability company (“ContentX”), whereby the parties will create a joint venture Nevada limited liability company with the name CTX/CYTL, LLC (“Joint Venture”). The Joint Venture will engage in the business of exploiting ContentX’s proprietary software (“Software”) designed to recapture royalties for unauthorized computer downloads of copyrighted material on the Internet.

Pursuant to the terms of the amended Agreement, ContentX has exclusively licensed the Software to the Joint Venture and we shall contribute $500,000 to the Joint Venture, and each party shall own 50% of the Joint Venture.  Additionally, we shall issue to ContentX a warrant to purchase 5,000,000 shares of Company common stock at an exercise price per share of $0.001.

We are in the process of raising our $500,000 capital contribution for the Joint Venture.  The Joint Venture has not yet been formed.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The application of GAAP involves the exercise of varying degrees of judgment. The resulting accounting estimates will not always precisely equal the related actual results. Management considers an accounting estimate to be critical if:

•  assumptions are required to be made; and
•  changes in estimates could have a material effect on our consolidated financial statements.

We have determined that the calculation of the fair value of equity securities issued for services and the estimated valuation allowance for deferred tax assets, due to continuing and expected future losses meet those criteria of a significant estimate.  See Note 3 of the consolidated financial statements.

Plan of Operation

The Company’s plan of operation is to build the Joint Venture with ContentX in the entertainment industry, which plans to secure contracts with copyright holders to convert illegal file sharers into paying customers.  The Company is also looking at opportunities with niche demographics in the media space.

Results of Operations

Three Months Ended August 31, 2011 Compared to 2010

Revenues

We generated no revenues from our operations for the three months ended August 31, 2011 and 2010 or since inception.  We cannot determine at this time when we will be in a position to generate revenues.

Expenses

Our total general and administration expenses were $323,630 for the three months ended August 31, 2011 compared to $16,294 for the same period ended August 31, 2010. The increase is primarily due to an increase in professional fees in the amount of $18,680, transfer agent fees of $5,375, officer payroll of $30,000, which commenced during this quarter after the company received initial debt funding, a loss on earnings from Joint Venture of $18,000 and expenses related to warrants issued of $250,000.  Expenses incurred were to sustain operations at basic minimal levels until such time where we start generating revenue from the joint venture.

Liquidity and Capital Resources

As of August 31, 2011, we had cash of $2,657; and a negative working deficit of $106,006. Based on current operations, over the next 12 months, the Company will require approximately $360,000 to sustain operations at basic minimal levels.

The Company is in the development stage, has not yet generated any revenues and has an accumulated deficit prior to the development stage of $29,279 and an accumulated deficit during the development stage of $930,580 at August 31, 2011.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on the successful execution of management's plans, which include generating revenue from the joint venture and draw downs from the equity line agreement both of which are noted in the notes to the consolidated financial statements, and with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

In June 2010, $ 118,671 of our current liabilities consisting of shareholder and consultant loans and related interest were settled by issuance of 11,867,100 common shares at $ 0.01.  There was no gain or loss in debt settlement.  On January 19, 2011 the Company converted the $100,000 demand note, at $0.01/share, into 10,000,000 shares of common stock.

Cash used in operating activities

Cash used in operating activities for the three months ended August 31, 2011 and 2010 was $12,843 and $10,257, respectively.

From August 27, 2008 to August 31, 2011, we used net cash of $365,309 in operating activities.

Cash used in investing activities

Cash used in investing activities for the three months ended August 31, 2011 and 2010 was $18,000 and $0, respectively.

From August 27, 2008 to August 31, 2011, we used net cash of $18,000 in investing activities.

Cash used in investing activities related to the payment of expenses for the JV.  See note 8 of the consolidated financial statements.

Cash flow from financing activities

Cash provided by financing activities for the three months ended August 31, 2011 and 2010 was $33,500 and $10,234, respectively. The increase is primarily due to advances from our equity line.

From August 27, 2008 to August 31, 2011, we received $385,613 through financing activities; $272,500 from the net sale of our common shares and warrants and $113,113 in net proceeds from debt.

Material Commitments

On August 16, 2011, we executed a Joint Venture Agreement with a California limited liability company whereby both companies will create a joint venture Nevada limited liability company.  Pursuant to the terms of the agreement, we will contribute $500,000 and grant 10-year fully vested warrants to purchase 5,000,000 shares of our company’s common stock at $0.001/share, in exchange for 50% ownership of the joint venture.  As of August 31, 2011, the joint venture was not formed.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 22, 2011	CYBERMESH INTERNATIONAL CORP

/s/ John Samuel Porter

John Samuel Porter
Chief Executive Officer, Chief Financial Officer, Director