Form 10-Q/A
period 2011-08-31
CYBERMESH INTERNATIONAL CORP.
filed 2011-11-23
CIK 1367617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to Cybermesh International Corp.'s Form 10-Q for the quarterly period ended August 31, 2011, filed with the Securities and Exchange Commission on November 22, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits.

Exhibit No.		Description

31	*	Certification of Chief Executive Officer/Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certification of Chief Executive Officer/ Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 USC. Section 1350).

101.INS1	**	XBRL Instance Document

101.SCH1	**	XBRL Taxonomy Extension Schema Document

101.CAL1	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB1	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE1	**	XBRL Taxonomy Extension Presentation Linkbase Document

1 Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

*	Filed as an exhibit to the Original Form 10-Q.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 23, 2011	CYBERMESH INTERNATIONAL CORP

/s/ John Samuel Porter
John Samuel Porter
Chief Executive Officer, Chief Financial Officer, Director